Form 10KSB
period 1999-09-30
RAD SOURCE TECHNOLOGIES INC
filed 2000-01-13
CIK 1079902

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                          Commission file number 27859

                          Rad Source Technologies, Inc.
                 (Name of Small Business Issuer in its charter)

            Florida                                      65-0882844
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

               475 Ramblewood Drive, Coral Springs, Florida 33071
               (Address of principal executive offices) (Zip Code)

                                 (954) 755-1827
                           (Issuer's telephone number)

              Securities registered under Section 12(b) of the Act:
                                      None

             Securities registered under Section 12(g) of the Act:
                          Common Stock, par value $.001

Check whether the issuer (1) filed all reports required to be filed by Sectio 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirments for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year $60,647

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price at January 11, 2000 was $1,018,810

                                TABLE OF CONTENTS

                                     Part I

Item 1.  Description of Business..............................................3

Item 2.  Description of Property..............................................9

Item 3   Legal Proceedings....................................................9

Item 4.  Submission of Matters to a Vote of
                  Security Holders............................................9

                                     Part II

Item 5   Market for Common Equity and Related Stockholder Matters............11

Item 6   Management's Discussion and Analysis or Plan of Operation...........13

Item 7.  Financial Statements................................................14

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure................................................15

                                     Part II

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................16

Item 10. Executive Compensation..............................................17

Item 11. Security Ownership of Certain Beneficial Owners and Management......17

Item 12. Certain Relationships and Related Transactions......................17

Item 13. Exhibits and Reports on Form 8-K....................................18

PART I

References herein to "We," "Us," or the "Company" refer to Rad Source Technologies, Inc. and their subsidiary.

Item 1. Description of Business

(a)   Business Development.

      We were incorporated in the State of Florida on July 2, 1990 as Computer Vending, Inc. On December 24, 1998, we entered into an agreement with Rad Source, Inc. (hereinafter "Rad Source"), a Florida corporation, and the holders of 100% of their issued and outstanding shares, whereby we acquired all of the outstanding shares of Rad Source in exchange for 2,278,266 (Pre-split) or 759,422(Post-split) newly issued shares of our Company. At the closing of the transaction, the shareholders of Rad Source obtained control of our Company, and we changed our name to Rad Source Technologies, Inc. Our then existing directors and executive officers resigned and were replaced by designees of Rad Source, which became our wholly owned subsidiary.

      Rad Source was incorporated in the State of Florida in October of 1996. Since incorporation, Rad Source has engaged in the development of our products described below. On September 9, 1999, we reverse split our stock on a (3) three for (1) one share basis. All references to our shares contained in this report reflect the stock split of September 9, 1999, unless otherwise indicated. We have not been involved in any bankruptcy, receivership or similar proceeding.

(b)   Business of the Company.

      The following is a description of our business. References to our business and operations include both our operations and those of Rad Source, our wholly owned subsidiary, unless otherwise specifically indicated.

      Our machines are based on technology developed and research conducted by our President and Director, Randol Kirk. Mr. Kirk currently owns the technology used for our machines. We have a license agreement with Mr. Kirk, which allows us to sell the two products utilizing this technology.

      We have developed two machines designed to replace radioactive sources with common x-ray, which has been traditionally used in imaging applications for airport scanners and medical x-rays. Irradiation is the process of killing organisms in a product by using high doses of gamma or x-rays to stop the reproduction of such organisms. Our products are designed to replace regulated, nuclear irradiation devices with x-ray technology that allow size, efficiency and cost to be optimized for application in the medical and industrial markets. Our products are manufactured to be immediately applicable to resolving highly publicized public health and consumer issues.

      X-ray machines are significantly less expensive to manufacture, require significantly less site cost and do not require disposal of radioactive waste. The key advantages of an X-ray source are:

      (1)   There are no disposal problems;

      (2)   No Nuclear Regulatory Commission licensing or reporting is required;

      (3) There is no risk of radiation when the device is in the off position;

      (4) Service rates of the device are compatible with that of other electronic equipment; and

      (5)   operator exposure and safety risk is reduced.

      (1)   Principal Products and their Markets

            We have developed two products to date, both of which are discussed below.

            RS2000

            The RS 2000 is used to irradiate human cells, bacteria, and small animals. The irradiation of these organisms is used in various aspects of cancer research to determine appropriate levels of cancer treatment for humans. Subsequent to September 30, 1999 we delivered one RS 2000 to Precision Therapeutics, Inc. to be used in cancer research. The manufacturing of our RS 2000 is not subject to FDA approval, but its applications are covered by FDA and USDA regulations.

            RS3000

            The RS 3000 Blood Irradiator was developed to replace existing radioactive cesium units currently in service and for use in additional facilities that want alternatives without radioactive sources on premises. This machine is capable of replacing low dose gamma irradiation. The RS 3000 Shielded Cabinet X-ray Source is designed to irradiate blood and blood products packaged in transfusion bags when irradiation for Graft Versus Host Disease ("GVHD") is necessary. GVHD is a life threatening complication arising from transfusion recipient's reaction to the white blood cells acquired in a transfusion from a blood donor. This disease occurs when the blood or blood product makes antibodies against the recipient tissues and tries to destroy the recipient tissue as if it were a disease. The machine can irradiate a single transfusion bag or its equivalent thereby reducing the risk of GVHD for transfusion recipients. We received FDA clearance for this product on March 30, 1998.

            Orders

            Subsequent to September 30, 1999, we delivered another RS 3000 and one RS 2000 and as of January 11, 2000 have an order for a RS 3000 outstanding. As of January 11, we have collected $9,532 of the $65,000 total purchase price in payment on the first RS 3000 (terms of this order consist of 24 monthly payments) order and the $89,000 total purchase price in payment on the second RS 3000 unit order and $19,000 on the $89,000 purchase price on the third order which has not yet been delivered to the customer. As of January 11, 1999 we have received $0 of the $69,000 total purchase price in payment on the RS 2000 unit. Except as previously noted, all of these units have been delivered to the purchasers. There can be no assurance that these orders will be fully paid for which could have a material adverse effect on our business and operations.

            We have entered into an agreement with USI, Inc., whereby USI, Inc. will act as the exclusive distributor of our RS3000 within Maine, Massachusetts, Vermont, New Hampshire, Delaware, New York, New Jersey and Rhode Island, provided that they sell 8 of our RS3000 units to third parties each year. Should USI, Inc. fail to sell at least 8 RS3000 units, the agreement may be immediately terminated at our option.

            There can be no assurance that we will be successful in developing, delivering and marketing, on a timely and cost effective basis, any of our products. Moreover, there can be no assurance that we will be able to successfully develop product enhancements or new products that respond to technological change, evolving industry standards or customer requirements. There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of our products or that our products will achieve market acceptance.

            Marketing

            We market our products and services through individual, non-exclusive distributors and contacts of our President and some of our directors. Management cannot anticipate the nature or extent of additional marketing support which may be required to market our products, as the nature and cost of such marketing will depend, in part, upon the initial marketplace acceptance of our products. There is no assurance that we will have sufficient funds available to hire additional marketing persons, or that, if hired, the efforts of such persons will be effective in marketing our products.

            The current marketing of our products primarily consists of attending trade shows, advertisement in a professional trade journal, direct telemarketing to potential users based on review of health care provider data, and word-of mouth. There can be no assurance that such marketing activites will be successful.

      (2)   Distribution Methods.

            Distribution of our products will be handled on an individual basis depending on the needs of the consumer. There can be no assurance that we will be able to produce and manufacture our products on a timely basis for each order.

      (3)   Status of any Publicly Announced New Product.

            We currently have no publicly announced new products.

      (4)   Competitive Business Conditions.

            We are subject to competition from a number of companies who have considerably greater experience, engineering capability, and financial resources than we have. We compete with numerous companies involved in irradiation of blood including small and large businesses. There are several companies producing radiation sources that provide the same product functions. Several of these competitors are substantially better funded by established and ongoing relationships with many of the companies and organizations that we will seek as customers. One factor that differentiates our product from that of our competitors is our departure from a radioactive source within our products. Most competitors which produce irradiation devices do so through the utilization of some form of high-energy source, the presence of which gives rise to various radiation, safety and cost issues common among our competition.

            The markets in which we operate are characterized by significant technological change, evolving industry standards and new product introductions. Our competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. There can be no assurance that we will have sufficient resources to adopt to technological change. If our products or technologies become uncompetitive or obsolete, it will have a material adverse effect on our operations.

      (5)   Sources and Availability of Raw Materials.

            We are able to obtain the materials for the manufacturing of our products from various suppliers, and we do not anticipate any shortage of raw materials needed for the manufacturing of our products.

      (6)   Dependence on Certain Customers.

            We do not believe that we are dependent upon any single material customer.

      (7)   Intellectual Property.

            We have applied for a patent on the RS 3000 Unit (Serial Number 09,383,228). There can be no assurance that patent protection for the RS 3000 will be granted. Further, there can be no assurance that if granted the patent for the RS 3000 or other patents applied for in the future will afford protection from material infringement or that such patents will not be challenged.

            There also can be no assurance that our technology will not infringe upon the patents of others. In the event that any such infringement claim is successful, there can be no assurance that we will be able to negotiate with the patent holder for a license, in which case we could be prevented from utilizing the subject matter claimed by such patent. In addition, there can be no assurance that we will be able to redesign our products to avoid infringement. Our inability to utilize the subject matter of patents claimed by others, or to redesign our products to avoid infringement, could have a material adverse effect on our business.

            Mr. Kirk, our founder and President, developed the technologies used in our current products. There is currently an exclusive licensing agreement between our Company and Mr Kirk. Under the terms of this agreement, Randol Kirk is to be paid a five percent (5%) royalty based upon the total net selling price of the licensed technology and licensed products made, used or sold by the Company. Licensed technology and products consists of our irradiation devices. This agreement began on September 15, 1999 and is for a term of ten (10) years. The agreement is renewable at the option of the Company. Under the agreement, royalties are to be paid monthly, within ten
            (10) days after the end of the month in which they become due. Upon our default of payment which we fail to cure within thirty (30) days of notice, Mr. Kirk may terminate the licensing agreement. If the amount of royalty received by Mr. Kirk is less than $12,000 per fiscal quarter, including company compensation, the agreement between the parties will be terminated. As such, the rights to the licensed technology would revert back to Mr. Kirk. Should this occur, the operations of the Company could be adversely affected. For all sales made before December 31, 1999, Mr. Kirk has waived any royalty which otherwise would have been due him.

            As of the date of this annual report, we have no trademarks, franchises, concessions, or labor contracts.

    (8)-(9) Government Approvals and Government Regulation.

            Our two units comply with Federal Regulations 21 CFR 1020.40 and the NCRP Report No. 88, ANSI No. 1975, 1978, and 1979A. These regulations require that no radiation can escape the cabinet and that radiation production stops if the door is accidentally opened.

            Our services, medical products and manufacturing activities are subject to extensive and rigorous government regulation, including the provisions of the Federal Food, Drug and Cosmetic Act. Commercial distribution in certain foreign countries is also subject to government regulations. The process of obtaining required regulatory approvals can be lengthy, expensive and uncertain. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. The Food and Drug Administration (the "FDA") enforces regulations prohibiting marketing without compliance with the pre-market approval provisions of medical devices. A Section 510(k) application is required in order to market a new or modified medical device. If specifically required by the FDA, a pre-market approval may be necessary. The FDA review process typically requires extensive procedures pertaining to the safety and efficacy of new products, which may delay or hinder a product's timely entry into the marketplace.

            The FDA also regulates the content of advertising and marketing materials relating to medical devices. There can be no assurance that our advertising and marketing materials related to our products are and will be in compliance with such regulations. We are also subject to other federal, state, local and foreign laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices. Failure to comply with applicable regulatory requirements can result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could affect the timing of, or prevent us from obtaining, future regulatory approvals. The effect of government regulation may be to delay us for a considerable period of time or to prevent the marketing and full commercialization of future products or services that we may develop and/or to impose costly requirements on us. There can also be no assurance that additional regulations will not be adopted or current regulations will not be amended in such a manner as to materially adversely affect our operations.

            Our irradiation products for blood units are used exclusively in the health care industry, which is highly regulated. The health care industry in certain markets for our products, including the United States, has experienced significant pressure to reduce costs, which has led in some jurisdictions to substantial reorganizations and consolidations of health care providers or payers. Cost reduction efforts by our customers may adversely affect the potential markets for our products and services. It is also possible that legislation could be adopted in any of these jurisdictions which could increase such pressures or which could otherwise result in a modification of the private or public health care system or both or impose limitations on our ability to market our products in any such jurisdiction. Any such event or condition could have an adverse impact on our business, financial condition or results of operations.

            The manufacture and use of irradiation equipment is highly regulated, and there can be no assurance that we will be able to comply with existing or future regulations or that the regulatory environment in which we operate will not change significantly and thus adversely effect our business and financial condition.

            Every state imposes licensing requirements on individual technicians, other equipment operators and the facilities that utilize irradiation equipment. We cannot predict with any level of certainty how these licensing requirements will affect our operations.

            We believe healthcare and food-processing regulations will continue to change; therefore, we will regularly monitor developments in healthcare, agricultural and food processing laws. We expect to modify our operations from time to time as the business and regulatory environment changes. There can be no assurance that we will be able to successfully address changes in the regulatory environment and, as such, our operations could be negatively impacted.

            Any of our products may be subject to recall for unforeseen reasons. The medical device industry has been characterized by significant malpractice litigation. As a result, we face a risk of exposure to product liability, errors and omissions or other claims in the event that the use of our X-ray equipment, components, accessories or related services or other future potential products is alleged to have resulted in a false diagnosis. There can be no assurance that we will avoid significant liability. Currently, we have no insurance coverage in place for such liabilities. Further, our assets are insufficient to compensate for any such claim. As such, any claim relating to malpractice litigation or recall could adversely affect our business.

            There also can be no assurance that we will be able to obtain adequate insurance coverage or that, if obtained, such coverage will continue to be available at an acceptable cost, if at all. Consequently, such claims could have a material adverse effect on our business or our financial condition.

      (10)  Research and Development.

            In our past two fiscal years, we have spent approximately $243,199 on product research and development. We do not anticipate that this cost will be borne directly by the customers.

      (11)  Compliance with Environmental Laws.

            We are currently not subject to compliance with any environmental laws, to the best knowledge of our management, and we do not anticipate any significant costs in maintaining compliance in the future.

      (12)  Employees.

            We have two total employees. Of these, one is full time and one are part-time. None of our employees are members of a union. We believe that our relationship with our employees is favorable.

Item 2. Description of Property

Our headquarters are located at our central office/engineering facilities at 475 Ramblewood Drive, Suite 207, Coral Springs, Florida 33071. The facility is approximately five hundred (500) square feet of office space. We lease this space on a month-to-month basis at a rent of $560.00 per month. We believe that this space is sufficient for our needs at this time.

Item 3. Legal Proceedings

We are not a party to any legal proceeding.

We are currently unaware of any pending legal proceeding or any proceedingcontemplated by a governmental authority entity or other persons in which we may be involved.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      (a) Market Information.

      The Company's Common Stock is traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB") under the symbol IRAD. There is no active trading market for the Common Stock. The following bid quotations have been reported for the period beginning March 16, 1999, the date of our initial quotation, and ending September 30, 1999:

      --------------------------------------------------------------------------
                                                          Bid Quotation*
      --------------------------------------------------------------------------
      Quarterly Period                                 High             Low
      --------------------------------------------------------------------------
      March 16, 1999 - March 31, 1999                 $5.125           $4.25
      --------------------------------------------------------------------------
      April 1, 1999 - June 30, 1999                   $4.75            $2.25
      --------------------------------------------------------------------------
      July 1, 1999 - September 30, 1999*              $3.625           $0.125
      --------------------------------------------------------------------------

      * Reflects 1:3 reverse split on September 9, 1999.

      Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. Such quotes are not necessarily representative of actual transactions or of the value of our securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

      We currently have seven (7) market makers for our common stock. There is no assurance that an active trading market will develop which will provide liquidity for our existing shareholders or for persons who may acquire common stock through the exercise of warrants.

      (b) Holders

      As of January 10, 2000 there were approximately 74 holders of record of our 2,410,040 shares of common stock outstanding. Of these 2,410,040 shares, 1,934,316 shares are restricted securities within the meaning of Rule 144(a)(3) promulgated under the Securities Act of 1933, as amended, because such shares were issued and sold by the Company in private transactions not involving a public offering. Certain of the shares of common stock are held in "street" name and may, therefore, be held by several beneficial owners. Our transfer agent is Interwest Stock Transfer, P.O. Box 17136, Salt Lake City, Utah 84117.

      No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of common stock for future sale will have on the market price of the common stock prevailing

      (c) Dividends

      We have never declared any dividends since our inception. We have no restrictions limiting our ability to pay dividends, but we do not anticipate paying dividends in the near future.

      (d) Recent Sale of Unregistered Securities.

      Pursuant to the Share Exchange dated December 31, 1998 between Rad Source andthe Company, we issued 759,422 (Post-split) shares of our common stock. Of the shares issued in the exchange 69,326 (Post-split) shares were issued with a restrictive legend relying upon the exemption provided in section 4(2) of the Securities Act of 1933, as amended ("the Act")

      Of the shares issued in the exchange, we issued the following shares in reliance upon Rule 504 of Regulation D of the Act: (i) 16,667 (Post-split) shares were issued for legal services rendered to Rad Source in 1998; and
      (i) or 8,778 (Post-split) were issued to prior shareholders of Rad Source. At the closing of this Share Exchange we issued an additional 333,333 (Post-split) shares of our common stock to Capital International Holdings Inc. and its affiliates in consideration for various services rendered to Rad Source pursuant to an agreement between Capital International Holdings Inc. and Rad Source dated October 20, 1998. We relied upon the following facts in determining that Rule 504 was available: (a) We were not subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act;
      (b) we were not a development stage Company with no specific business plan nor a company whose business plan was to merge with an unidentified private entity; (c) the aggregate offering price did not exceed $1,000,000.

      All references to our shares contained in this registration reflect the stock split of September 9, 1999, unless otherwise indicated. In March of 1999, we issued 113,333 (Post-split) or 340,000 (Pre-split) shares of our common stock at a price of $6.00 per share (Post-split) or ($2.00 per share Pre-split) raising total proceeds of $680,000. We relied upon the following facts in determining that Rule 504 was available: (a) We were not subject to the reporting requirements of Section 13 or 15 (d) of the Exchange Act; (b) we were not a development stage Company nor a company whose business plan was to merge with an unidentified private entity; (c) the aggregate offering price did not exceed $1,000,000. A form D was filed. From the offering proceeds, we paid commissions in the amount of $102,000 to our placement agent, Capital International Securities, Inc. and their affiliates.

      We issued a total of 1,183,333 restricted shares of our common stock in September of 1999 in reliance upon Section 4(2) of the Securities Act of 1933. Of these, 50,000 shares were issued for legal services rendered to the Company, 150,000 shares were issued to Consultants for services rendered to the Company, 400,000 shares were issued to Randol Kirk, our President and Director for services rendered to the Company, and 83,333 shares were issued to William Hartman, our Director, for services rendered to the Company. In addition, 500,000 shares were sold at $0.20 per share, of which 375,000 were sold to Officers and Directors of the Company as follows:

            William Hartman, Director                  125,000
            Robert Munson, Director                     50,000
            Adrian Kesala, Director                    125,000

            Richard Adams, Director & Secretary         75,000

      In September of 1999 we issued 300,000 options to various consultants of the Company to purchase shares of our common stock at the price of 0.20 per share. Additionally, we issued 100,000 options to each of our five officers and Directors (500,000 options total) at an exercise price of $0.20 per share. The options were granted in reliance upon section 4(2) of the Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis or Plan of Operation

      Safe Harbor Statement.

      Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, the results of financing efforts, the effects of economic conditions and trade, legal, social, and economic risks, such as licensing, and, trade restrictions; and the results of the Company's business plan. Such forward-looking statements are subject to risks and uncertainties. Consequently, our actual results could materially differ from those anticipated in these forward-looking statements.

      Plan of Operation

      Management expects that we will enter our operational phase during the next twelve months with our first product, the RS 3000 Blood Irradiator, the first of which was delivered in August 1999 and has been used commercially since then. Our second unit was delivered in October 1999. As of January 11, 2000, the Company had a backlog of 1 RS 3000. These units are to be used by medical facilities for blood irradiation. We currently have two RS 3000's being used by two different customers in the United States and although there have been no significant technical problems to date, management cannot provide assurance that none will arise in the future. We have tested the RS 3000 and had an independent laboratory test the product, but should any substantial technical difficulties be discovered, management can make no assurances that we will be able to remedy such in a manner that guarantees commercial success of the product. Over the next 12 months, the Company will continue its efforts to market the RS 3000, manufacture, and deliver it. Additionally, certain foreign markets, including central Europe, will require additional certification of the RS 3000 before we will be able to sell in those markets and this is expected to cost $20,000 - $30,000. The Company does not expect to commit to this process until additional domestic orders for the RS 3000 are received.

      We have developed another product using the same technology as the RS 3000 Blood Irradiator for use in research laboratories and, subsequent to September 30, 1999, delivered one unit to date. This product is the RS 2000 Biological Irradiator. This product has not yet been used by the customer and is undergoing refinement by the Company at the customer's facility.

      We do not have a long history of either of these units being used commercially, the potential success of these products is not assured.

      Our ability to satisfy infrastructure requirements in order to operate as a going concern will be dependent on the success of the RS 2000 and RS 3000 over the next twelve months and our ability to raise capital if product sales and cash collections from such sales are not sufficient. Management believes we will have to raise capital over the next twelve months to satisfy our working capital requirements and development costs. We expect to add employees and incur resultant administrative costs associated with a more substantial infrastructure in order to support the production and sale of our existing products and the development of others. This will necessitate the need for capital. In this regard, management's plan is to seek both private and institutional funds. In September and October 1999, our affiliates funded approximately $100,000 for our operations; management may utilize this means of raising capital again in the near future, if necessary. Collections from deposits on new orders and outstanding receivables combined with continued cooperation of the Company's subcontractors are expected to mitigate the need for substantial additional capital, however no assurances that these expectations are correct can be made.

      Over the next twelve months, we expect to incur approximately $50,000 in capital expenditures, including test and assembly equipment for our products as well as office furnishings and equipment. Because management believes we are entering our operational phase, our number of employees is expected to increase by approximately three to five people. We utilize outsourcing for much of our manufacture and assembly, and we will require sales and administrative assistance.

Item 7. Financial Statements

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

         Report of Independent Certified Public Accountants                  14

         Consolidated Balance Sheet                                          15

         Consolidated Statements of Operations                               16

         Consolidated Statement of Changes in Stockholders' Deficit          17

         Consolidated Statements of Cash Flows                               18

         Notes to Consolidated Financial Statements                          20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Rad Source Technologies, Inc. and subsidiary, formerly Computer Vending, Inc.

We have audited the consolidated balance sheet of Rad Source Technologies, Inc. and subsidiary, formerly Computer Vending, Inc. (a development stage company) as of September 30, 1999, and the related consolidated statements of operations, consolidated changes in stockholders' deficit, and consolidated cash flows for the years ended September 30, 1999 and 1998, and for the period October 11, 1996 (date of inception) to September 30, 1998, and for the period October 11, 1996 (date of inception) to September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rad Source Technologies, Inc. and subsidiary, formerly Computer Vending, Inc., (a development stage company) as of September 30, 1999, and the results of its operations and cash flows for the years ended September 30, 1999 and 1998, and for the period October 11, 1996 (date of inception) to September 30, 1998, and for the period October 11, 1996 to September 30, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has been in the development stage since inception on October 11, 1996, and has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              Sweeney, Gates & Co.

Fort Lauderdale, Florida

January 6, 2000

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                         FORMERLY COMPUTER VENDING, INC.
                          (a development stage company)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999

ASSETS

Current assets:
     Cash                                                           $    28,044
     Accounts receivable                                                 29,792
     Other receivable                                                    15,000
     Inventory                                                          121,303
     Prepaid expense                                                      5,700
                                                                    -----------

         Total current assets                                           199,839

Computer equipment, less accumulated
     depreciation of $580                                                 2,888
Long-term receivable                                                     28,087
Security deposit                                                            500
                                                                    -----------

                                                                    $   231,314
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Notes payable                                                       10,000
     Accounts payable                                                   210,576
     Accounts payable - stockholders                                     87,791
     Accrued expenses                                                    52,267
     Due to stockholders                                                 31,800
                                                                    -----------

         Total current liabilities                                      392,434
                                                                    -----------

Stockholders' deficit
     Common stock, par value $.001; 50,000,000 shares authorized;
         2,410,040 issued and outstanding                                 2,410
     Additional paid-in capital                                       4,414,652
     Deficit accumulated during development stage                    (4,578,182)
                                                                    -----------

         Total stockholders' deficit                                   (161,120)
                                                                    -----------

                                                                    $   231,314
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                         FORMERLY COMPUTER VENDING, INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended           October 11, 1996 (inception)
                                                 September 30,                to September 30,
                                          --------------------------   ----------------------------
                                              1999           1998           1999           1998
                                              ----           ----           ----           ----
Sales                                     $    60,647    $        --    $    60,647    $        --
Cost of sales                                  53,150             --         53,150             --
                                          -----------    -----------    -----------    -----------

    Gross profit                                7,497             --          7,497             --
                                          -----------    -----------    -----------    -----------

Expenses:
    Research and development                  232,526         10,673        259,888         27,362
    Selling, general and administrative       345,014        224,874        632,483        287,469
    Issuance of stock for services          3,567,161             --      3,567,161             --
                                          -----------    -----------    -----------    -----------

       Total expenses                       4,144,701        235,547      4,459,532        314,831
                                          -----------    -----------    -----------    -----------

Loss before other income (expense)         (4,137,204)      (235,547)    (4,452,035)      (314,831)
                                          -----------    -----------    -----------    -----------

Other income (expense):
    Interest income                             3,655             --          3,655             --
    Other income                                  738             --            738             --
    Interest expense                          (14,120)            --        (14,120)            --
    Other expense                             (99,921)       (15,056)      (116,420)       (16,499)
                                          -----------    -----------    -----------    -----------

       Other expense                         (109,648)       (15,056)      (126,147)       (16,499)
                                          -----------    -----------    -----------    -----------

Net loss                                  $(4,246,852)   $  (250,603)   $(4,578,182)   $  (331,330)
                                          ===========    ===========    ===========    ===========

Earnings per share - basic                $     (3.63)   $     (0.33)
                                          ===========    ===========

Weighted average shares outstanding:        1,170,196        759,422
                                          ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                          RAD SOURCE TECHNOLOGIES, INC.
                         FORMERLY COMPUTER VENDING, INC.
                          (a development stage company)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                                                          Deficit
                                                                                        accumulated
                                                    Common Stock          Additional      during
                                              -------------------------     paid-in     development
                                                 Shares        Amount       capital        stage          Total
                                              -----------   -----------   -----------   -----------    -----------
Balance at October 11, 1996 (inception)       $        --   $        --   $        --   $        --    $        --
Issue founders shares                             759,422           759           116                          875
Net loss                                               --            --            --       (80,727)       (80,727)
                                              -----------   -----------   -----------   -----------    -----------

Balance, September 30, 1997                       759,422           759           116       (80,727)       (79,852)
Net loss                                               --            --            --      (250,603)      (250,603)
                                              -----------   -----------   -----------   -----------    -----------

Balance, September 30, 1998                       759,422           759           116      (331,330)      (330,455)
Acquision of Computer Vending, Inc.                 1,800             2            --            --              2
Sale of common stock                              613,333           613       673,396            --        674,009
Issuance of stock for unsecured advances
  net of founders shares contributed to the
  Company                                           2,111             2        54,498            --         54,500
Issuance of stock for services                  1,033,374         1,034     2,312,968            --      2,314,002
Services paid by stock contributed by
   founder                                             --            --     1,253,160            --      1,253,160
Compensation for stock options issued                  --            --       120,514            --        120,514
Net loss                                               --            --            --    (4,246,852)    (4,246,852)
                                              -----------   -----------   -----------   -----------    -----------

Balance, September 30, 1999                     2,410,040   $     2,410   $ 4,414,652   $(4,578,182)   $  (161,120)
                                              ===========   ===========   ===========   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                         FORMERLY COMPUTER VENDING, INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Year Ended           October 11, 1996 (inception)
                                                                      September 30,                to September 30,
                                                               --------------------------   ----------------------------
                                                                   1999           1998           1999           1998
                                                                   ----           ----           ----           ----
Cash flow (used) by operating activities:
   Net loss                                                    $(4,246,852)   $  (250,603)   $(4,578,182)   $  (331,330)
    Depreciation                                                       580             --            580             --
    Interest paid by issuing notes                                      --          6,400          6,400          6,400
    Issuance of stock for services                               3,567,161             --      3,567,161             --
    Compensation for stock options                                 120,514             --        120,514             --
    Write-off of obsolete inventory                                 36,959             --         36,959             --
    Adjustments to reconcile net loss to net cash
     used in operating activities:
    Change in assets and liabilities:
      Decrease (increase) in:
         Accounts receivable                                       (29,792)            --        (29,792)            --
         Other receivable                                          (15,000)                      (15,000)
         Inventories                                              (121,303)            --       (158,262)       (36,959)
         Other assets                                              (33,787)            --        (34,287)          (500)
      Increase (decrease) in:
         Accounts payable                                          166,952          3,387        210,576         43,624
         Accounts payable - stockholders                            87,791             --         87,791             --
         Accrued expenses                                         (114,337)       136,429         52,390        166,727
                                                               -----------    -----------    -----------    -----------

            Net cash provided (used) by operating activities      (581,114)      (104,387)      (733,152)      (152,038)
                                                               -----------    -----------    -----------    -----------

Cash flows used by investing activities:
         Purchase of property and equipment                         (3,468)            --         (3,468)            --
                                                               -----------    -----------    -----------    -----------

            Net cash used by investing activities                   (3,468)            --         (3,468)            --
                                                               -----------    -----------    -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                         FORMERLY COMPUTER VENDING, INC.
                          (a development stage company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended              October 11, 1996 (inception)
                                                                       September 30,                  to September 30,
                                                                ----------------------------    ----------------------------
                                                                    1999            1998            1999            1998
                                                                    ----            ----            ----            ----
Cash flows provided from financing activities:
         Issuance of common stock                                    673,777              --         674,652             875
         Loans from stockholders                                       5,112              --          10,212           5,100
         Proceeds from notes payable                                  10,000         119,900         171,800         161,800
         Payments on notes payable                                   (78,500)        (13,500)        (92,000)        (13,500)
                                                                ------------    ------------    ------------    ------------

             Net cash provided (used) by financing activities        610,389         106,400         764,664         154,275
                                                                ------------    ------------    ------------    ------------

             Net increase (decrease) in cash                          25,807           2,013          28,044           2,237

Cash, beginning of period                                              2,237             224              --              --
                                                                ------------    ------------    ------------    ------------

Cash, end of period                                             $     28,044    $      2,237    $     28,044    $      2,237
                                                                ============    ============    ============    ============

Additional information:
    Cash paid for interest                                      $      2,684    $      1,100    $      1,100    $      1,100
                                                                ============    ============    ============    ============

    Income taxes paid during the year                           $         --    $         --    $         --    $         --
                                                                ============    ============    ============    ============

Supplemental schedule of noncash financing activities:
    Payment of unsecured advances through issuance of stock     $     54,500    $         --    $         --    $         --
                                                                ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                        FORMERLY COMPUTER VENDING, INC.,
                          (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATON

Rad Source Technologies, Inc. and subsidiary (the "Company"), was incorporated in the State of Florida on July 2, 1990, as Computer Vending, Inc. The Company had no assets, liabilities or operations prior to merging on December 24, 1998 with Rad Source, Inc. ("Rad Source"). Computer Vending, Inc. changed its name to Rad Source Technologies, Inc. on December 17, 1998. The merger was accounted for as a reverse acquisition, and accordingly, the financial statements of the Company are those of Rad Source, Inc., since its inception on October 11, 1996. The stockholders of Rad Source received 759,422 (or 2,278,267 pre-split) shares of common stock of the Company in the merger. On September 9, 1999, the Company reverse split the shares on a three for one basis. All shares and per share information have retroactively reflected this split.

The primary business of the Company is to develop, patent, manufacture, market and sell a new irradiation concept for food and commercial irradiation. Revenues will be generated from the sale of irradiation products and sales will initially be undertaken throughout the United States.

The Company has been in the development stage since inception and its efforts through September 30, 1999, have been principally devoted to organizational activities, raising capital and to the acquisition of patents.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The consolidated financial statements include the accounts of the Company and Rad Source, Inc. All material intercompany accounts and transactions have been eliminated.

Cash and cash equivalents - The Company considers all unrestricted deposits and highly liquid investments, readily convertible to known amounts, with an original maturity of three months or less, to be cash equivalents.

Property and equipment - Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method.

Accounts receivable - The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If an amount becomes uncollectable, an expense is charged to operations. Accounts receivable due after twelve months are carried as long-term receivables.

Inventory - Inventory is valued at the lower of cost or market and consists of component parts held by a subcontractor.

Advertising costs - Advertising costs are charged to operations as incurred.

Research and development expenses - Research and development expenses are charged to expenses as incurred.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                        FORMERLY COMPUTER VENDING, INC.,
                          (a development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes - The Company accounts for income taxes on an asset and liability approach to financial accounting. Deferred income tax assets and liabilities are computed for the difference between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Income (loss) per share - The Company accounts for earnings per share according to Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). FAS 128 requires presentation of basic and diluted earnings or loss per share. Since the Company experienced losses no diluted earnings per share are presented. Earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period.

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimated.

Fair value of financial instruments - The fair value of the Company's financial instruments approximate their carrying value.

Impairment of long-lived assets - The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards Board ("FASB") No.121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments were recognized during the years ended September 30, 1999 and 1998 and the period from October 11, 1996 (inception) through September 30, 1999.

Segment reporting - In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires companies to report information about operating segments in interim and annual financial statements. It also requires segment disclosures about products and services, geographic areas and major customers. The Company has determined that it did not have any separately reportable operating segments as of September 30, 1999 and 1998.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                        FORMERLY COMPUTER VENDING, INC.,
                          (a development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income - In June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997. Its adoption did not impact the Company's financial position, results of operations, or cash flows as the Company had no items of other comprehensive income during the years ended September 30, 1999 and 1998.

Recent accounting pronouncements - In June 1998, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently use derivative instruments and, therefore, does not expect that the adoption of SFAS 133 will have any impact on its financial position or results of operations.

3. UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity and commencing profitable operations. While pursuing capital, the Company must continue to operate on cash flow generated from the loans of stockholders, if necessary. The Company experienced a loss of $4,246,852 and $250,603 during 1999 and 1998, respectively, and has a net deficiency in equity of $161,120 and a net working capital deficiency of $192,596 as of September 30, 1999. While much of the 1999 loss resulted from non-cash expenses for the issuance of stock and stock options, the Company still experienced a net cash deficit from operating activities of $581,114. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regards to this matter are to raise capital and increase its marketing efforts and increase sales of units in an effort to generate positive cash flow. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                        FORMERLY COMPUTER VENDING, INC.,
                          (a development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. NOTES PAYABLE

Notes payable at September 30, 1999 consisted of the following:

                                                                   September 30,
                                                                       1999
                                                                       ----

      Unsecured demand note payable, bearing interest at 9%,
        Guaranteed by the President                                  $ 10,000
      Unsecured demand notes payable to a director and
        Shareholders, bearing interest at 10%                          31,800
                                                                     --------

                                                                     $ 41,800
                                                                     ========

During the year ended September 30, 1999, the Company paid its President and Chief Executive Officer $10,212 for monies advanced since inception.

5. SALE OF SECURITIES

In fiscal 1997, the Company issued to founders of Rad Source 8,750,000 shares of common stock for $875. On the date of the merger with the Company, the founding stockholders received 759,422 shares in the Company in exchange for their initial shares in Rad Source.

On December 24, 1998, Rad Source purchased the Company for $100,000. The transaction was accounted for as a reverse merger and, therefore, the financial statements are those of Rad Source since its inception on October 11, 1996. Because there were no assets, liabilities or operations acquired, the $100,000 paid was charged to other non-operating expense. In connection with this transaction, 1,800 shares of common stock were retained by the prior stockholder.

In December 1998 and January 1999, the Company sold, pursuant to a private placement, 113,333 shares of common stock for $573,777, net of expenses. On September 16, 1999, the Company sold 500,000 shares of common stock for $100,000 and issued 683,333 shares for services, and an expense of $106,667 was recorded.

During the year ended September 30, 1998, individuals and a corporation advanced the Company funds to purchase common stock. During fiscal year 1999, the Company issued 20,667 shares of stock for these advances of which 18,556 shares were contributed by one of the founders, for a net of 2,111 new shares of common stock issued for the unsecured advances of $54,500.

During the year ended September 30, 1999, the Company issued 1,016,707 shares of common stock for consulting services in the amount of $2,214,001 and 16,667 shares for legal services in the amount of $100,000. The charge to expense was based on the fair market value of the securities issued at the time of issuance. Also during the year, the founder contributed 198,860 of the original 759,422 shares that were reissued in the share exchange in payment for consulting services totaling $1,193,160, based on the fair market value of the securities at the time of issue. In addition, the founder contributed 10,000 shares for legal fees amounting to $60,000.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                        FORMERLY COMPUTER VENDING, INC.,
                          (a development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. STOCK OPTIONS

The following table summarizes information about stock options at September 30, 1999:

                        Outstanding Stock Options                  Exercisable Stock Options
                        -------------------------                  -------------------------

                                Weighted                                   Weighted
                                 Average         Weighted                   Average      Weighted-
                                Remaining        Average                   Remaining     Average
 Exercise                      Contractual       Exercise                 Contractual    Exercise
Price Range         Shares         Life           Price         Shares        Life         Price
-----------        -------         ----           -----        -------        ----         -----
$      0.20        807,000         2.96          $   0.20      807,000        2.96        $  0.20
===========        =======         ====          ========      =======        ====        =======

The following table summarizes activity for the year ended September 30, 1999.

                                                             1999
                                                    ----------------------
                                                                 Weighted-
                                                                  Average
                                                                 Exercise
                                                     Shares        Price
                                                     ------        -----

      Outstanding on October 1, 1998                     --           --
      Granted                                       807,000       $ 0.20
      Outstanding on September 30,                  807,000       $ 0.20
      Exercisable on September 30,                  807,000       $ 0.20
      Shares available on September 30,
         for options that may be granted            807,000       $ 0.20

      Weighted average fair value of
         options granted                            $   .17
                                                    =======

The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation." In accordance with SFAS No. 123, the Company expensed $120,514 as compensation for options granted to consultants during the fiscal year ended September 30, 1999. As permitted by SFAS No. 123, the Company chose to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations for stock options issued to employees. Accordingly, no compensation cost has been recognized for 100,000 options granted to one employee.

As required by SFAS 123, pro forma disclosures regarding net income and earnings per share must be determined as if the Company had accounted for its employee stock options under the fair value

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                        FORMERLY COMPUTER VENDING, INC.,
                          (a development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. STOCK OPTIONS (continued)

method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999.

                                                         For the year ended
                                                         September 30, 1999
                                                         ------------------

            Risk free interest rate                             5.67%
            Expected lives                                         3
            Expected volatility                                 1.62
            Expected dividend yield                               --

The Company's pro forma information under SFAS 123 for the year ended September 30, 1999 was as follows:

                                                            1999
                                                            ----
                                                    As               Pro
                                                 reported           forma
                                                 --------           -----

            Net loss                            $(4,246,852)     $(4,263,898)
                                                ===========      ===========
            Net loss per share - basic          $     (3.63)     $     (3.65)
                                                ===========      ===========

7. INCOME TAXES

The Company had available at September 30, 1999, a net operating loss carry-forward for federal and state tax purposes of approximately $1,010,000 that could be applied against taxable income in subsequent years through September 30, 2012 to 2018. The tax effect of the net operating loss is approximately $380,000, and a full valuation allowance has been recorded, since realization is uncertain.

8. LEASE COMMITMENTS

The Company entered into a vehicle lease on December 31, 1996 for a term of 39 months at $430 per month. The Company also assumed a lease for office space on August 16, 1996 for a term of two years at $560 per month. The lease is currently on a month to month basis. Future minimum lease payments under noncancelable operating leases are $2,579 for the year ending September 30, 2000.

Rental expense for the vehicle and office leases charged to income for the years ended September 30, 1999 and 1998 amounted to $11,880 and $ 6,839, respectively.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY,
                        FORMERLY COMPUTER VENDING, INC.,
                          (a development stage company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. LICENSE AGREEMENT

The Company has a licensing agreement with its President to pay a license fee of 5% of the net selling price of licensed technologies. The term of the agreement is for ten (10) years and it expires on September 14, 2009. If the President does not receive at least $12,000 per quarter in licensing fees and salary, then all rights based on the agreement are terminated and all rights to the technologies revert to the President. This agreement cancelled a prior licensing agreement that provided for a minimum of $48,000 per annum in licensing fees and salary. As of September 30, 1999, the President waived all rights to any and all fees not paid under the licensing agreements from inception through that date, and no fees have been accrued as payable to the President. The Company is dependent upon these technologies for its product line.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)   Directors and Executive Officers

      The following sets forth the names and ages of our officers and directors. Our directors are elected annually by the shareholders, and the officers are appointed annually by the board of directors.

--------------------------------------------------------------------------------
Name                    Position              Age                    Term
--------------------------------------------------------------------------------
Richard Adams           Director              53                     Annual
--------------------------------------------------------------------------------
Will Hartman            Director              39                     Annual
--------------------------------------------------------------------------------
Adrian Kesala           Director              55                     Annual
--------------------------------------------------------------------------------
Randol Kirk             CEO, President,
                        Director              51                     Annual
--------------------------------------------------------------------------------
Robert Munson           Secretary & Director  57                     Annual
--------------------------------------------------------------------------------

      Richard Adams.

      Mr. Adams has served as a Director of the Company since December 24, 1998. He holds a B.A. from Michigan State University. Mr. Adams has had a long and distinguished career in management within the healthcare and medical field, during which, he co-founded Epsilon Medical Corporation with Mr. Kirk in 1991, as well as aided in the development of the (D.I.A.) Scan Portable Fluoroscopy Unit.

      From 1978 to the present, Mr. Adams was the owner and President of LifeCare Imaging International, Ltd, a fifteen (15) year old manufacturer of mobile medical suites.

      Will Hartman.

      William Hartman, a CPA, has served as a Director of the Company since March 1999. Mr. Hartman is a CPA and holds Bachelor of Science, Master of Business Administration and Master of Accounting Degrees from Miami University in Oxford, Ohio. Mr. Hartman has served in consulting and executive financial positions and began his career with Price Waterhouse in 1984. From April 1994 to June 1995, Mr. Hartman served as chief financial officer of Jansko, Inc., a furniture manufacturing company. From July 1995 to October 1996, Mr. Hartman served as vice-president of finance and administration for Turbo Power, Inc., an aircraft engine overhaul facility. From October 1996 to June 1998, Mr. Hartman served as a financial advisor to Custom Air Support Holdings, Inc., a holding company for aviation investments, and from April 1998 to June 1998 served as President of an affiliated freight airline, Custom Air Transport, Inc. From August 1998 to May 1999, Mr. Hartman was the senior manager of corporate reporting for Neff Corp., an industrial equipment leasing company listed on the NYSE. From June 1999 through October 1999 Mr. Hartman was employed by ecom ecom.com, Inc., a sports leisure and internet commerce company, and since then has been a financial consultant to them and the Company.

      Adrian Kesala.

      Mr. Kesala has been a director of the Company since December 24, 1998. Mr. Kesala served as the Senior Staff Radiologist at the Columbus-Cuneo-Cabrini Medical Center in Chicago, Illinois from 1978 to 1985. He also worked as an Assistant professor of Radiology at Northwestern University in Chicago, Illinois from 1978 to 1990, as well as the Director of Radiology at Swedish Covenant Hospital in Chicago, Illinois from 1985 to 1990. Presently, Mr. Kasala is in the active practice of radiology at Resurrection Medical Center, Chicago, Illinois, where he has been since 1991.

      Randol Kirk.

      Mr. Randol Kirk is the founder of Rad Source and has served as President of the Company since December 24, 1998. Mr. Kirk received his Bachelor of Arts from the University of Iowa and a Masters in Business Administration from DePaul University. Mr. Kirk's professional career as an entrepreneur in the healthcare and diagnostic imaging field has spanned over twenty -five (25) years.

      Prior to founding Rad Source, Mr. Kirk was the co-founder and President of Epsilon Medical Corporation, which provided diagnostic evaluations for stroke patients in skilled nursing facilities. He worked in this capacity from 1991 to 1995. In 1996 Mr. Kirk founded Rad Source, Inc. Mr. Kirk's most recent efforts have been directed towards developing and building our RS 2000 and RS 3000 irradiators.

      Robert Munson.

      Robert Munson has served as our Director of Marketing since December 24, 1998. Mr. Munson began his career with Medical Supply Company ("MSC") of Florida in 1965, where he rose to Vice President and eventually partner. After the sale of MSC, he was the Vice President of Sales and Marketing for Medical Resources International, which manufactured and distributed medical gloves, from 1988 to 1991.

(b)   Significant Employees.

      There are no employees expected to make a significant contribution to the business that are not mentioned above.

(c)   Family Relationships.

      There are no family relationships among directors, executive officers, or persons nominated for such positions.

(d)   Involvement in Certain Legal Proceedings.

      From April of 1994 to June 1995, Will Hartman our Director, served as Chief Financial Officer for Jansko Inc. which entered Chapter 7 bankruptcy May 1, 1996 in the Southern District of Florida.

      Other than the aforementioned, during the past five years there have been no bankruptcies, criminal proceedings, or other legal proceedings, which would be material to the evaluation of the ability or integrity of any director, executive officer, or any person, nominated for such positions in the Company.

Item 10. Executive Compensation

(a)   General.

The following tables and notes present, for the two fiscal years ended September 30, 1999, the compensation paid by the Company to the Company's chief executive officers:

(b)   Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------------
                                                                         Long Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                               Annual Compensation                       Awards                             Payouts
------------------------------------------------------------------------------------------------------------------------------------
(a)                   (b)      (c)         (d)       (e)                 (f)            (g)                 (h)         (i)
------------------------------------------------------------------------------------------------------------------------------------
Name and              Year     Salary      Bonus     Other Annual        Restricted     Securities          LTIP        All Other
Principle Position                                   Compensation        Stock          Underlying          Payouts     Compensation
                                                                         Award(s)       Options/SARs
------------------------------------------------------------------------------------------------------------------------------------
Richard Adams,        1999     5000        0         0                   $0             100,000 (1)         0           0
Secretary             1998     0           0         0                   $0             0                   0           0
------------------------------------------------------------------------------------------------------------------------------------
Will Hartman,         1999     6250        0         0                   $15,583        100,000 (1)         0           0
Director              1998     0           0         0                   $0             0                   0           0
------------------------------------------------------------------------------------------------------------------------------------
Adrian Kesala,        1999     0           0         0                   $0             100,000 (1)         0           0
Director              1998     0           0         0                   $0             0                   0           0
------------------------------------------------------------------------------------------------------------------------------------
Randol Kirk,          1999     20,000      0         0                   $74,800        100,000 (1)         0           0
President, CEO        1998     48,000      0         0                   $0             0                   0           0
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Robert Munson,        1999     10,000      0         0                   $0             100,000 (1)         0           0
Director              1998     0           0         0                   $0             0                   0           0
------------------------------------------------------------------------------------------------------------------------------------

(1) These options are vested and exercisable by the holder until September 30, 2002

(c)   Options/SAR Grants Table

-----------------------------------------------------------------------------------------------------------
                        Number of
Name/Position           Underlying           % of Total Options        Exercise Price       Expiration Date
                        Securities                Granted
-----------------------------------------------------------------------------------------------------------
Richard Adams,          100,000              20%                       $0.20                9/15/02
Secretary
-----------------------------------------------------------------------------------------------------------
Will Hartman,           100,000              20%                       $0.20                9/15/02
Director
-----------------------------------------------------------------------------------------------------------
Adrian Kesala,          100,000              20%                       $0.20                9/15/02
Director
-----------------------------------------------------------------------------------------------------------
Randol Kirk,            100,000              20%                       $0.20                9/15/02
President, CEO
-----------------------------------------------------------------------------------------------------------
Robert Munson,          100,000              20%                       $0.20                9/15/02
Director
-----------------------------------------------------------------------------------------------------------

Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of the common stock by (a) each person known by us to be the beneficial owner of five percent or more of the outstanding common stock, and (b) all executive officers and directors both individually and as a group, as of October 5, 1999. Unless otherwise indicated, we believe that the beneficial owner has sole voting and investment power over such shares.

(a)   Security Ownership of Certain Beneficial Owners

---------------------------------------------------------------------------------------------------------------
Title Of Class         Name and Address of                      Number of Shares           Percentage Ownership
                       Beneficial Owner                         Beneficially Owned         of Class
---------------------------------------------------------------------------------------------------------------
Common Stock           Richard Adams                            258,334                    10.16%
                       475 Ramblewood Drive, Ste. 207
                       Coral Springs, Florida 33071
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Common Stock           Will Hartman                             318,333                    12.52%
                       475 Ramblewood Drive, Ste. 207
                       Coral Springs, Florida 33071
---------------------------------------------------------------------------------------------------------------
Common Stock           Adrian Kesala                            277,778                    10.92%
                       475 Ramblewood Drive, Ste. 207
                       Coral Springs, Florida 33071
---------------------------------------------------------------------------------------------------------------
Common Stock           Randy Kirk                               801,451                    31.51%
                       475 Ramblewood Drive, Ste. 207
                       Coral Springs, Florida 33071
---------------------------------------------------------------------------------------------------------------
Common Stock           Robert Munson                            235,334                    9.25%
                       475 Ramblewood Drive, Ste. 207
                       Coral Springs, Florida 33071
---------------------------------------------------------------------------------------------------------------

(b)   Security Ownership of Management

-----------------------------------------------------------------------------------------------------------------
Title Of Class           Name and Address of                  Number of Shares               Percentage Ownership
                         Beneficial Owner                     Beneficially Owned             of Class
-----------------------------------------------------------------------------------------------------------------
Common Stock             Richard Adams                        258,334                        10.16%
                         475 Ramblewood Drive, Ste. 207
                         Coral Springs, Florida 33071
-----------------------------------------------------------------------------------------------------------------
Common Stock Will        Will Hartman                         318,333                        12.52%
                         475 Ramblewood Drive, Ste. 207
                         Coral Springs, Florida 33071
-----------------------------------------------------------------------------------------------------------------
Common Stock             Adrian Kesala                        277,778                        10.92%
                         475 Ramblewood Drive, Ste. 207
                         Coral Springs, Florida 33071
-----------------------------------------------------------------------------------------------------------------
Common Stock             Randy Kirk                           801,451                        31.51%
                         475 Ramblewood Drive, Ste. 207
                         Coral Springs, Florida 33071
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Common Stock             Robert Munson
                         475 Ramblewood Drive, Ste. 207       235,334                        9.25%
                         Coral Springs, Florida 33071
-----------------------------------------------------------------------------------------------------------------
                         Total Officers & Directors (5)     1,857,897                        64.25%
-----------------------------------------------------------------------------------------------------------------

(c)   Change in Control

There are no arrangements, which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

On September 15, 1999, we entered into an employment agreement with Mr. Randol Kirk for him to provide management, product research and development, and other activities within his field of expertise to the Company. This agreement is for a term of three years from the date of execution, and provides for a salary of $120,000 for the first year of employment, $140,000 for the second year of employment and $150,000 for the third year of employment under the agreement. In addition, the agreement requires that we give the employee an option to purchase 100,000 shares of our common stock at $0.20 per share and 400,000 share of restricted common stock.

This agreement is terminable upon mutual agreement of the parties, action by the Board of Directors in the event of illness or disability or material default or breach of the agreement.

There is currently an exclusive licensing agreement between us and Mr. Randol Kirk, our founder and President. Under the terms of this agreement, Randol Kirk is to be paid a five percent (5%) royalty based upon the total net selling price of the licensed technology and licensed products made, used or sold by the Company. Licensed technology and products consists of our irradiation devices. This agreement began on September 15, 1999 and is for a term of ten (10) years. The agreement is renewable by the Company. Under the agreement, royalties are to be paid monthly, within ten (10) days after the end of the month in which they become due. Upon our default in making any payment not cured within thirty (30) days of notice, Mr. Kirk may terminate the licensing agreement. If the amount of royalty received by Mr. Kirk is less than $12,000 per fiscal quarter, including company compensation, the agreement between the parties will be terminated. As such, the rights to the licensed technology would revert back to Mr. Kirk. Should this occur, the operations of the Company could be adversely affected.

Other than the aforementioned, we do not intend to enter into any transactions with our beneficial owners. We are not a subsidiary of any parent company.

Item 13. Exhibits and Reports on Form 8-K

EXHIBIT INDEX

Exhibit Description                                                         Page
--------------------------------------------------------------------------------

2     Share Exchange Agreement (incorporated by reference to
        Rad Source Technologies, Inc. Form 10SB, Amendment
        1, Exhibit 2 filed November 16, 1999.)

3.1 Articles of Incorporation (incorporated by reference to Rad Source Technologies, Inc. Form 10SB, Amendment
        1, Exhibit 2 filed November 16, 1999.)

3.2   Bylaws (incorporated by reference to Rad Source
        Technologies, Inc. Form 10SB, Amendment 1, Exhibit 3.2 filed November 16, 1999.)

4     Specimen Share Certificate (incorporated by reference
        to Rad Source Technologies, Inc. Form 10SB, Amendment
        1, Exhibit 4 filed November 16, 1999.)

10.1  License Agreement between Randol Kirk and the Company
        (incorporated by reference to Rad Source Technologies,
        Inc. Form 10SB, Amendment 1, Exhibit 10.1 filed
        November 16, 1999.)

10.2  Employment Agreement between Randol Kirk and the
        Company (incorporated by reference to Rad Source
        Technologies, Inc. Form 10SB, Amendment 1, Exhibit
        10.2 filed November 16, 1999.)

10.3 Agreement between Rad Source Technologies Inc., and Capital International Holdings Inc.incorporated by reference to Rad Source Technologies, Inc. Form 10SB, Amendment 1, Exhibit 10.3 filed November 16, 1999.)

10.4  Agreement between Rad Source Technologies Inc. and USI
        Inc. (incorporated by reference to Rad Source
        Technologies, Inc. Form 10SB, Amendment 1, Exhibit
        10.4 filed November 16, 1999.)

21    List of Subsidiaries of Rad Source Technologies Inc.
        (incorporated by reference to Rad Source Technologies,
        Inc. Form 10SB, Amendment 1, Exhibit 21 filed November
        16, 1999.)

23    Consent of Independent Auditors                                        35

27    Financial Data Schedule

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            RAD SOURCE TECHNOLOGIES INC.


   Dated:  January 13, 1999                 By: /s/ Randol Kirk
           ----------------                 --------------------------------
                                            Randol Kirk, President and
                                            Principal Financial Officer