Form 10QSB
period 1999-12-31
RAD SOURCE TECHNOLOGIES INC
filed 2000-02-14
CIK 1079902

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarter period ended December 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|_| No |X|

As of February 11, 2000, the Registrant had 2,410,040 shares of common stock, $.001 par value per share, outstanding.

                                      INDEX

                                                                            PAGE
                                                                          NUMBER

Part I. Financial Information

      Item I. Financial Statements

          Consolidated Balance Sheets - December 31,
          1999 (Unaudited) and September 30, 1999                              3

          Consolidated Statements of Operations - Three Months
          Ended and from inception to December 31, 1999 and
          1998 (Unaudited)                                                     4

          Consolidated Statements of Cash Flows - Three Months
          Ended and from inception to December 31, 1999 and 1998
          (Unaudited)                                                          5

                  Notes to Financial Statements                                6

      Item 2. Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                                       7

Part II. Other Information                                                     8

Signatures                                                                     8

                                                         December 31,   September 30,
                                                             1999          1999         c/f wksht      adj's              whalen
                                                         (Unaudited)
                  ASSETS
Current assets:

      Cash                                               $     1,377    $    28,044    $   (26,667)     1,266      1   $       111

      Accounts receivable                                     29,792         29,792             --                          29,792

      Other receivable                                            --         15,000         15,000

      Inventory                                              191,275        121,303        (69,972)    87,240    3,4       104,035

      Prepaid expense                                          1,000          5,700          4,700      1,000      2
                                                         -----------    -----------                                    -----------

          Total current assets                               223,444        199,839        133,938

Computer equipment, less accumulated depreciaiton
of $753 and $580, respectively                                 2,715          2,888            173                           2,715

Long-term receivable                                          19,963         28,087          8,124                          19,963

Security deposit                                                 500            500             --                             500
                                                         -----------    -----------                                    -----------

                                                         $   246,622    $   231,314                                    $   157,116
                                                         ===========    ===========                                    ===========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

      Accounts payable and accrued expenses                  405,709        262,843        142,866    107,868  1,4,5       297,841

      Accounts payable - stockholders                         59,841         87,791        (27,950)   (21,150)     3        80,991

      Notes payable                                           10,000         10,000             --                          10,000

      Due to stockholders                                     31,800         31,800             --     (5,000)     5        36,800
                                                         -----------    -----------                                    -----------

Total current liabilities                                    507,350        392,434                                        425,632
                                                         -----------    -----------                                    -----------

Stockholders' deficit:
      Common stock, par value $.001; 50,000,000 shares
      authorized; 2,410,040 issued and outstanding             2,410          2,410             --                           2,410

      Additional paid-in capital                           4,414,652      4,414,652             --                       4,414,652

      Deficit accumulated during development stage        (4,677,790)    (4,578,182)       (99,608)     7,788    1,2    (4,685,578)
                                                         -----------    -----------                                    -----------

      Total stockholders' deficit                           (260,728)      (161,120)                                      (268,516)
                                                         -----------    -----------                                    -----------

                                                         $   246,622    $   231,314                                    $   157,116
                                                         ===========    ===========                                    ===========

                                                                              October 11, 1996
                                               Three months ended               (inception)
                                                   December 31,                to December 31,
                                                1999           1998           1999           1998
                                                ----           ----           ----           ----
Sales                                       $    89,000    $        --    $   149,647    $        --         60,647             --

Cost of sales                                    56,500             --        109,650             --         53,150             --
                                            -----------    -----------    -----------       --------    -----------    -----------

      Gross profit                               32,500             --         39,997             --          7,497
                                            -----------    -----------    -----------       --------    -----------    -----------

Expenses:

      Research and development                   41,358         40,000        301,246         67,362        259,888         27,362

      Selling, general and administrative        90,500         40,692        722,983        328,161        632,483        287,469

      Issuance of stock for services                 --             --      3,567,161             --      3,567,161
                                            -----------    -----------    -----------       --------    -----------    -----------

      Total expenses                            131,858         80,692      4,591,390        395,523      4,459,532        314,831
                                            -----------    -----------    -----------       --------    -----------    -----------

Loss before other expense                       (99,358)       (80,692)    (4,551,393)      (395,523)    (4,452,035)      (314,831)

      Interest expense                              250          2,524         10,715          2,524         10,465

      Other expense                                  --             --        115,682         16,499        115,682         16,499
                                            -----------    -----------    -----------       --------    -----------    -----------

Net income                                  $   (99,608)   $   (83,216)   $(4,677,790)      (414,546)   $(4,578,182)   $  (331,330)
                                            ===========    ===========    ===========       ========    ===========    ===========

Loss per share - basic                      $     (0.04)   $     (0.11)

Weighted average shares outstanding           2,410,040        766,089

                                                                                      October 11, 1996
                                                          Three months ended             (inception)
                                                             December 31,              to December 31,
                                                             ------------              ---------------
                                                          1999           1998         1999           1998
                                                          ----           ----         ----           ----
Cash flow provided (used) by operating activities:

      Net loss                                        $   (99,608)  $   (83,216)  $(4,677,790)  $  (414,546)  (4,578,182)  (331,330)

      Adjustments to reconcile net loss to net cash
      provided (used) by operating activities                 173            --     3,731,787         6,400    3,731,614      6,400

      Change in operating assets and liabilities           72,768         4,582       186,184       177,474      113,416    172,892
         Net cash provided (used) by operating
           activities:                                    (26,667)      (78,634)     (759,819)     (230,672)    (733,152)  (152,038)

Cash flows from investing activities                           --        (3,468)           --        (3,468)          --

Cash flows from financing activities                           --       667,400       764,664       821,675      764,664    154,275

Net increase (decrease) in cash                           (26,667)      588,766         1,377       591,003       28,044      2,237

Cash, beginning of period                                  28,044         2,237            --            --           --         --

Cash, end of period                                   $     1,377   $   591,003   $     1,377   $   591,003       28,044      2,237

Supplemental disclosure:

      Cash paid for interest                          $        --   $        --   $     2,684   $     1,100        2,684      1,100

      Cash paid for Income taxes                      $        --   $        --   $        --   $        --

      Payment of unsecured advances through
      issuance of stock                               $        --   $        --   $    54,500   $        --       54,500         --

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
          FORMERLY COMPUTER VENDING, INC. (a development stage company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying interim consolidated financial data are unaudited; however, in the opinion of management, the interim data include all adjustments necessary for a fair presentation of the results for interim periods. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results to be expected for the year ended September 30, 2000.

The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1999 filed as part of the Company's form 10-KSB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's consolidated financial condition and consolidated results of operations should be read in conjunction with the financial statements and notes contained herein as well as the Company's September 30, 1999 form 10-KSB.

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

First Quarter Ended December 31, 1999 Compared to First Quarter Ended December 31, 1998

In the first quarter ended December 31, 1999, the Company sold one RS 3000 Blood Irradiator compared to none in the comparative prior quarter. In the prior year quarter, the Company was involved in capital raising activities and refining components to be used in its products, the RS 3000 Blood Irradiator and the RS 2000 Biological Irradiator and did not produce any units for commercial use. In the December 31, 1999 quarter, the Company's Selling, General, and Administrative expenses increased by $49,808 or 22%. This increase is reflective of the Company entering its operational phase based on the commercial sale of its irradiation products. As such, the Company's compensation, marketing, travel and entertainment, and professional fees have risen since the Company is producing, delivering, and marketing its irradiation products. Research and development expenses consist of design and refinement costs associated with the Company's core products and possible future products. In the prior year's comparative quarter these costs were primarily associated with component testing and readings for the RS 3000 and the current quarter's expense includes these costs as well as costs associated with investigating modifications for products with alternate applications.

Management intends to aggressively pursue marketing and servicing the Company's existing products, the RS 3000 and the RS 2000. This will require the Company to increase operations, administrative capacity and marketing functions which is expected to cause Selling, General and Administrative expenses to grow in the future. However, even with additions to all of these functions, no assurances can be made that they will result in creating revenues at a level profitable to the Company from the sale of the above noted products.

Liquidity and Capital Resources

The Company's stockholders' deficit as of December 31, 1999 is $260,728 and its current ratio (current assets divided by current liabilities) is 44%. Primarily because of the Company's sale of a unit in the current quarter ended December 31, 1999, net cash used by operating activities declined from $78,634 in the comparative prior year quarter to $26,667, currently. Management expects sales of its existing products to increase as its marketing efforts begin to take effect and that this increase will improve the Company's liquidity. However, the Company's ability to continue operations as a going concern remain dependent on the success of the Company's existing products (the RS 3000 and RS 2000) in the marketplace and the resulting order deposits and sales collections, as well as continued cooperation of its subcontractors and the ability of the Company to raise additional capital. Although Management anticipates the above items can be accomplished, no assurances can be given. In that event, operations of the company will be significantly unfavorably affected.

PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

The Company is not involved in any material legal proceedings or litigation, and the officers and directors are aware of no other pending litigation which would have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER EVENTS.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

EXHIBIT
NUMBER                      DESCRIPTION                     LOCATION
27                    Financial Data Schedule      Filed herewith electronically

      (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Rad Source Technologies, Inc.


Dated: February 14, 2000               By: /s/ Randol Kirk
                                           ---------------
                                           Randol Kirk, Chief Executive Officer
                                           and Principal Financial Officer