Form 10QSB/A
period 1999-12-31
RAD SOURCE TECHNOLOGIES INC
filed 2000-02-15
CIK 1079902

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

                  Rad Source Technologies, Inc. and Subsidiary
          Formerly Computer Vending, Inc. (a development stage company)
                           Consolidated Balance Sheet

                                                         December 31,   September 30,
                                                             1999           1999
                                                             ----           ----
                                                         (Unaudited)
                  ASSETS
Current assets:
      Cash                                               $     1,377    $    28,044
      Accounts receivable                                     29,792         29,792
      Other receivable                                            --         15,000
      Inventory                                              191,275        121,303
      Prepaid expense                                          1,000          5,700
                                                         -----------    -----------
          Total current assets                               223,444        199,839

Computer equipment, less accumulated depreciaiton
of $753 and $580, respectively                                 2,715          2,888
Long-term receivable                                          19,963         28,087
Security deposit                                                 500            500
                                                         -----------    -----------

                                                         $   246,622    $   231,314
                                                         ===========    ===========

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Accounts payable and accrued expenses                  405,709        262,843
      Accounts payable - stockholders                         59,841         87,791
      Notes payable                                           10,000         10,000
      Due to stockholders                                     31,800         31,800
                                                         -----------    -----------
Total current liabilities                                    507,350        392,434
                                                         -----------    -----------

Stockholders' deficit:
      Common stock, par value $.001; 50,000,000 shares
      authorized; 2,410,040 issued and outstanding             2,410          2,410
      Additional paid-in capital                           4,414,652      4,414,652
      Deficit accumulated during development stage        (4,677,790)    (4,578,182)
                                                         -----------    -----------
      Total stockholders' deficit                           (260,728)      (161,120)
                                                         -----------    -----------
                                                         $   246,622    $   231,314
                                                         ===========    ===========

   The accompanying notes are an integral part of these financial statements

                  Rad Source Technologies, Inc. and Subsidiary
          Formerly Computer Vending, Inc. (a development stage company)
                      Consolidated Statement of Operations

                                               Three months ended        October 11, 1996 (inception)
                                                   December 31,                to December 31,
                                                   ------------                ---------------
                                                1999           1998           1999           1998
                                                ----           ----           ----           ----
Sales                                       $    89,000    $        --    $   149,647    $        --
Cost of sales                                    56,500             --        109,650             --
                                            -----------    -----------    -----------       --------

      Gross profit                               32,500             --         39,997             --
                                            -----------    -----------    -----------       --------

Expenses:
      Research and development                   41,358         40,000        301,246         67,362
      Selling, general and administrative        90,500         40,692        722,983        328,161
      Issuance of stock for services                 --             --      3,567,161             --
                                            -----------    -----------    -----------       --------

      Total expenses                            131,858         80,692      4,591,390        395,523
                                            -----------    -----------    -----------       --------

Loss before other expense                       (99,358)       (80,692)    (4,551,393)      (395,523)

      Interest expense                              250          2,524         10,715          2,524
      Other expense                                  --             --        115,682         16,499
                                            -----------    -----------    -----------       --------

Net income                                  $   (99,608)   $   (83,216)   $(4,677,790)      (414,546)
                                            ===========    ===========    ===========       ========

Loss per share - basic                      $     (0.04)   $     (0.11)
Weighted average shares outstanding           2,410,040        766,089

   The accompanying notes are an integral part of these financial statements

                  Rad Source Technologies, Inc. and Subsidiary
          Formerly Computer Vending, Inc. (a development stage company)
                      Consolidated Statement of Cash Flows

                                                          Three months ended     October 11, 1996 (inception)
                                                             December 31,              to December 31,
                                                             ------------              ---------------
                                                          1999           1998         1999           1998
                                                          ----           ----         ----           ----
Cash flow provided (used) by operating activities:

      Net loss                                        $   (99,608)  $   (83,216)  $(4,677,790)  $  (414,546)

      Adjustments to reconcile net loss to net cash
      provided (used) by operating activities                 173            --     3,731,787         6,400
      Change in operating assets and liabilities           72,768         4,582       186,184       177,474
                                                      -----------   -----------   -----------   -----------
         Net cash provided (used) by operating
           activities:                                    (26,667)      (78,634)     (759,819)     (230,672)

Cash flows from investing activities                           --                      (3,468)           --

Cash flows from financing activities                           --       667,400       764,664       821,675
                                                      -----------   -----------   -----------   -----------

Net increase (decrease) in cash                           (26,667)      588,766         1,377       591,003

Cash, beginning of period                                  28,044         2,237            --            --
                                                      -----------   -----------   -----------   -----------

Cash, end of period                                   $     1,377   $   591,003   $     1,377   $   591,003
                                                      -----------   -----------   -----------   -----------

Supplemental disclosure:

      Cash paid for interest                          $        --   $        --   $     2,684   $     1,100

      Cash paid for Income taxes                      $        --   $        --   $        --   $        --
      Payment of unsecured advances through
      issuance of stock                               $        --   $        --   $    54,500   $        --

   The accompanying notes are an integral part of these financial statements

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

First Quarter Ended December 31, 1999 Compared to First Quarter Ended December 31, 1998

In the first quarter ended December 31, 1999, the Company sold one RS 3000 Blood Irradiator compared to none in the comparative prior quarter. In the prior year quarter, the Company was involved in capital raising activities and refining components to be used in its products, the RS 3000 Blood Irradiator and the RS 2000 Biological Irradiator and did not produce any units for commercial use. In the December 31, 1999 quarter, the Company's Selling, General, and Administrative expenses increased by $49,808 or 122%. This increase is reflective of the Company entering its operational phase based on the commercial sale of its irradiation products. As such, the Company's compensation, marketing, travel and entertainment, and professional fees have risen since the Company is producing, delivering, and marketing its irradiation products. Research and development expenses consist of design and refinement costs associated with the Company's core products and possible future products. In the prior year's comparative quarter these costs were primarily associated with component testing and readings for the RS 3000 and the current quarter's expense includes these costs as well as costs associated with investigating modifications for products with alternate applications.

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