Form 10QSB
period 2000-03-31
RAD SOURCE TECHNOLOGIES INC
filed 2000-05-18
CIK 1079902

                     U.S. SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the quarter period ended March 31, 2000

                        Commission file number 000-27859

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X} No [ ]


As of May 15, 2000, the Registrant had 2,410,040 shares of common stock, $.001 Par value per share, outstanding.

                                      INDEX

                                                                             Page
                                                                            Number
                                                                            ------
Part I.  Financial Information

     Item I.  Financial Statements

         Consolidated Balance Sheets - March 31,
         2000 (Unaudited) and September 30, 1999                             3

         Consolidated Statements of Operations - Three Months Ended
         March 31, 2000 and March 31, 1999; and Six
         Months Ended March 31, 2000 and 1999 (Unaudited)                    4

         Consolidated Statements of Cash Flows - Six Months
         Ended March 31, 2000 and 1999  (Unaudited)                          5

         Notes to Financial Statements                                       6

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                                     7

Part II.  Other Information                                                  9

Signatures                                                                   9



                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


                                                                            March 31            September 30,
                                                                               2000                  1999
                                                                           -----------           -----------
                                                                           (Unaudited)
ASSETS

Current assets:
      Cash                                                                 $     5,430           $    28,044
      Accounts receivable                                                      100,587                29,792
      Inventory                                                                125,136               121,303
      Prepaid expense                                                            1,000                 5,700
                                                                           -----------           -----------
            Total current assets                                               232,153               199,839
Computer equipment, less accumulated                                             2,426                 2,888
Long-term receivable                                                            10,430                28,087
Security deposit                                                                   500                   500
                                                                           -----------           -----------
                                                                           $   245,509           $   231,314
                                                                           ===========           ===========
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts payable and accrued expenses                                    398,591               262,843
      Accounts payable - shareholders                                           85,871                87,791
      Notes payable                                                             10,000                10,000
      Due to shareholders                                                       31,800                31,800
                                                                           -----------           -----------
Total current liabilities                                                      526,262               392,434
                                                                           -----------           -----------

Shareholders' deficit
      Common stock, par value $.001; 50,000,000 shares
      authorized; 2,410,040 issued and outstanding                               2,410                 2,410
      Additional paid-in capital                                             4,414,652             4,414,652
      Deficit                                                               (4,697,816)           (4,578,182)
                                                                           -----------           -----------
            Total shareholders' deficit                                       (280,754)             (161,120)
                                                                           -----------           -----------
                                                                           $   245,509           $   231,314
                                                                           ===========           ===========



The accompanying notes are an integral part of these financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)



                                                    Three Months Ended                  Six Months Ended
                                                          March 31,                         March 31,
                                              -----------------------------       -----------------------------
                                                   2000             1999             2000             1999
                                              -----------       -----------       -----------       -----------
Sales                                         $   159,575       $        --       $   248,575       $        --
Cost of sales                                      98,367                --           154,867                --
                                              -----------       -----------       -----------       -----------

     Gross profit                                  61,208                --            93,708                --
                                              -----------       -----------       -----------       -----------
Expenses:
     Research and development                          --            23,045            41,358            63,045
     Selling, general and administrative           80,984            78,327           171,484           121,543
     Issuance of stock for services                    --         3,560,496                --         3,560,496
                                              -----------       -----------       -----------       -----------

     Total expenses                                80,984         3,661,868           212,842         3,745,084
                                              -----------       -----------       -----------       -----------

Loss before other expense                         (19,776)       (3,661,868)         (119,134)       (3,745,084)

     Interest expense                                 250             3,446               500             3,446
                                              -----------       -----------       -----------       -----------

Net income                                    $   (20,026)      $(3,665,314)      $  (119,634)      $(3,748,530)
                                              ===========       ===========       ===========       ===========

Loss per share - basic and diluted            $     (0.01)      $     (3.00)      $     (0.05)      $     (3.78)
Weighted average shares outstanding             2,410,040         1,220,000         2,410,040           991,474



The accompanying notes are an integral part of these financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                           Six Months Ended
                                                                               March 31,
                                                                    ---------------------------------
                                                                        2000                 1999
                                                                    -----------           -----------
Cash flow provided (used) by operating activities:
     Net loss                                                       $  (119,634)          $(3,748,530)

     Adjustments to reconcile net loss to net cash
     provided (used) by operating activities                                462             3,560,586
     Change in operating assets and liabilities                          96,558               (14,315)
                                                                    -----------           -----------
         Net cash provided (used) by operating activities:              (22,614)             (202,260)

Cash flows from investing activities                                         --                (3,468)

Cash flows from financing activities                                         --               457,221
                                                                    -----------           -----------

Net increase (decrease) in cash                                         (22,614)              251,493

Cash, beginning of period                                                28,044                 2,237
                                                                    -----------           -----------

Cash, end of period                                                 $     5,430           $   253,730
                                                                    ===========           ===========
Supplemental disclosure:

     Cash paid for interest                                         $        --           $        --

     Cash paid for Income taxes                                     $        --           $        --
     Payment of unsecured advances through issuance of
     stock                                                          $        --           $    54,500


The accompanying notes are an integral part of these financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The results of operations for the three months and six months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ended September 30, 2000.

The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1999 filed as part of the Company's form 10-KSB.

NOTE 2  UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity and commencing profitable operations. While pursuing capital, the Company must continue to operate on cash flow generated from the loans of stockholders, if necessary. Although, the Company's losses are declining, falling from $3,748,530 in the prior comparative six months ended March 31, to $119,634 in the current six month period ended March 31, 2000, it has yet to generate a profit. It has a shareholders' deficit of $280,754. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Second Quarter Ended March 31, 2000 Compared to Second Quarter Ended March 31, 1999

The Company sold one RS 3000 Blood Irradiator and one RS 2000 Biological Irradiator in the most recent quarter compared to none in the same period in the prior year. In the prior year quarter, the Company was involved in capital raising activities and refining components to be used in its products and did not produce any units for commercial use.

Research and development fell to zero in the current quarter as compared to the prior year comparative quarter due to the fact that the RS3000 and RS2000 are developed and being produced. Management's efforts have been in creating awareness of these products in their marketplace to provide a basis for revenue growth for the Company and a platform from which to develop similar technology applications for other markets. Selling, general and administrative expense rose approximately 3%. Being constrained by the Company's limited capital, salary expense is the primary cause of the decline, offset by increased selling expenses and the addition of product liability insurance. There was no issuance of the Company's stock for services in the current quarter. In the prior year comparative quarter, the Company's stock was issued primarily for financial consulting and legal services. The Company's average outstanding balance of interest bearing debt has been reduced, thereby causing the reduction in interest expense.

First Six Months Ended March 31, 2000 Compared to First Six Months Ended March 31, 1999

The Company sold two RS 3000's and one RS 2000 in the most recent six months compared to none in the same period in the prior year. In the prior year six months, the Company was involved in capital raising activities and refining components to be used in its products and did not produce any units for commercial use.

Research and development fell 34% in the current six months as compared to the prior year comparative six months due to reduced expenditures being required on the same projects, the RS 3000 and the RS 2000. Management's efforts have been in creating awareness of these products in their marketplace to provide a basis for revenue growth for the Company and a platform from which to develop similar technology applications for other markets. Selling, general and administrative expense rose approximately 41%. This increase is attributed to the addition of product liability insurance, sales commissions and an increase in other selling expenses and professional fees. There was no issuance of the Company's stock for services in the current six months. In the prior year comparative six months, the Company's stock was issued primarily for financial consulting and legal services. The Company's average outstanding balance of interest bearing debt has been reduced, thereby causing the reduction in interest expense.

Management intends to continue pursuing the marketing and servicing of its existing products, the RS 3000 and the RS 2000. This will require the Company to increase operations, administrative capacity and marketing functions which is expected to cause Selling, General and Administrative expenses to grow in the future. However, even with additions to all of these functions, no assurances can be made that they will result in creating revenues at a level profitable to the Company from the sale of the above noted products.

The Company currently has a backlog of one RS 2000 and delivered two RS 3000's in April 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been generating operating losses from its inception and has a stockholders' deficit as of March 31, 2000 of $280,754, and its current ratio is less than one, standing at 44%. However, the Company's net loss for the three months and the six months ended March 31, 2000 have declined (net of Issuance of stock for services) $84,792 and $68,400, respectively, compared to the prior year period. Management expects sales of its existing products to increase as its marketing efforts continue to take effect and that this increase will improve the Company's liquidity. However, the Company's ability to continue operations as a going concern remains dependent on the success of the Company's existing products in the marketplace and the resulting order deposits and sales collections, as well as continued cooperation of its subcontractors and the ability of the Company to raise additional capital. Although, Management anticipates the above items can be accomplished, no assurances can be given. In that event, operations of the Company will be significantly unfavorably affected.

PART II  OTHER INFORMATION

ITEM 1 through ITEM 5

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit
Number            Description                  Location
-------           -----------                  --------

 27               Financial Data Schedule      Filed herewith electronically

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2000.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Rad Source Technologies, Inc.




Dated:  May 18, 2000                   By: /s/ Randol Kirk
                                           ------------------------------------
                                           Randol Kirk, Chief Executive Officer