Form 10QSB
period 2000-06-30
RAD SOURCE TECHNOLOGIES INC
filed 2000-08-14
CIK 1079902

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended June 30, 2000

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

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X_ NO ___

AS OF AUGUST 9, 2000, THE REGISTRANT HAD 2,410,040 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, OUTSTANDING.

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------

Part I.  Financial Information

     Item I.  Financial Statements

         Consolidated Balance Sheet - June 30,
         2000 (Unaudited)                                                 3

         Consolidated Statements of Operations - Three Months
         Ended June 30, 2000 and June 30, 1999; and Nine
         Months Ended June 30, 2000 and 1999 (Unaudited)                  4

         Consolidated Statements of Cash Flows - Nine Months
         Ended June 30, 2000 and 1999  (Unaudited)                        5

         Notes to Financial Statements                                    6

     Item 2.  Management's Discussion and Analysis of
              Financial Conditions and Results of
              Operations                                                  7

Part II.  Other Information                                               9

Signatures                                                                9

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                     June 30,
                                                                       2000
                                                                    -----------
ASSETS

Current assets:
      Cash                                                          $     6,962
      Accounts receivable                                                30,551
      Inventory                                                          92,035
      Prepaid expense                                                     4,561
                                                                    -----------
            Total current assets                                        134,109
Computer equipment, net                                                   4,475
Long-term receivable                                                      2,686
Security deposit                                                            500
                                                                    -----------
                                                                    $   141,770
                                                                    -----------
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts payable and accrued expenses                         $   362,182
      Accounts payable - shareholders                                    65,899
      Notes payable                                                      10,000
      Due to shareholders                                                31,800
                                                                    -----------
Total current liabilities                                               469,881
                                                                    -----------
Shareholders' deficit
      Common stock, par value $.001; 50,000,000 shares
      authorized; 2,410,040 issued and outstanding                        2,410
      Additional paid-in capital                                      4,414,652

      Deficit                                                        (4,745,173)
                                                                    -----------
            Total shareholders' deficit                                (328,111)
                                                                    -----------
                                                                    $   141,770
                                                                    ===========



The accompanying notes are an integral part of these financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                                    Three months ended                Nine months ended
                                                         June 30,                          June 30,
                                              -----------------------------       -----------------------------
                                                 2000              1999               2000             1999
                                              -----------       -----------       -----------       -----------
Sales                                         $   199,800       $        --       $   448,375       $        --
Cost of sales                                     111,919                --           266,786                --
                                              -----------       -----------       -----------       -----------
     Gross profit                                  87,881                --           181,589                --
                                              -----------       -----------       -----------       -----------
Expenses:
     Research and development                       2,208           115,979            43,566           179,024
     Selling, general and administrative          132,779            38,370           304,263           157,929
     Issuance of stock for services                    --                --                --         3,560,496
                                              -----------       -----------       -----------       -----------
     Total expenses                               134,987           154,349           347,829         3,897,449
                                              -----------       -----------       -----------       -----------
Loss before other expense                         (47,106)         (154,349)         (166,240)       (3,897,449)
     Interest expense                                 250             2,595               750             8,025
                                              -----------       -----------       -----------       -----------
Net income                                    $   (47,356)      $  (156,944)      $  (166,990)      $(3,905,474)
                                              ===========       ===========       ===========       ===========
Loss per share - basic and diluted            $     (0.02)      $     (0.13)      $     (0.07)      $     (3.65)
Weighted average shares outstanding             2,410,040         1,226,667         2,410,040         1,069,872



The accompanying notes are an integral part of these financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)




                                                                           Nine Months Ended
                                                                                June 30,
                                                                    -------------------------------
                                                                        2000                1999
                                                                    -----------         -----------
Cash flow provided (used) by operating activities:
     Net loss                                                       $  (166,990)        $(3,905,474)
     Adjustments to reconcile net loss to net cash provided
      (used) by operating activities                                        948           3,561,075
     Change in operating assets and liabilities                         147,496              12,556
                                                                    -----------         -----------
         Net cash provided (used) by operating activities               (18,546)           (331,843)
Cash flows from investing activities                                     (2,536)             (3,468)
Cash flows from financing activities                                         --             418,060
                                                                    -----------         -----------
Net increase (decrease) in cash                                         (21,082)             82,749
Cash, beginning of period                                                28,044               2,237
                                                                    -----------         -----------
Cash, end of period                                                 $     6,962         $    84,986
                                                                    ===========         ===========

Supplemental disclosure:
     Cash paid for interest                                         $        --         $     2,684
     Cash paid for Income taxes                                     $        --         $        --
     Payment of unsecured advances through issuance of stock        $        --         $    54,500




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

The results of operations for the three months and nine months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ended September 30, 2000.

The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 1999 filed as part of the Company's form 10-KSB.

NOTE 2  UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity and commencing profitable operations. While pursuing capital, the Company must continue to operate on cash flow generated from working capital and loans and contributions from stockholders, if necessary. Although, the Company's losses are declining, falling from $3,905,474 in the prior comparative nine months ended June 30, to $166,990 in the current nine month period ended June 30, 2000, it has yet to generate a profit. The shareholders' deficit is $328,111. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to increase its marketing efforts and sales of units in an effort to generate positive cash flow. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

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

THIRD QUARTER ENDED  JUNE 30, 2000 COMPARED TO THIRD QUARTER ENDED JUNE 30, 1999

The Company sold two RS 3000 Blood Irradiators in the most recent quarter compared to none in the same period in the prior year. In the prior year quarter, the Company was involved in capital raising activities and refining components to be used in its products and did not produce any units for commercial use.

Research and development fell to $2,208 in the current quarter as compared to $115,979 in the prior year comparative quarter due to the fact that the RS3000 and RS2000 are developed and being produced. Management's efforts have been in creating awareness of these products in their marketplace to provide a basis for revenue growth for the Company and a platform from which to develop similar technology applications for other markets. Selling, general and administrative expense rose by $94,409. There being no sales in the prior comparative quarter, commissions account for $16,000 of the increase, while payroll increased approximately $59,000 primarily due to the addition of three employees involved in administration, sales support, and operations. The remaining increase is attributable to costs associated with the Company's increased marketing efforts and heightened operations. There was no issuance of the Company's stock for services in the current quarter. In the prior year comparative quarter, the Company's stock was issued primarily for financial consulting and legal services. The Company's average outstanding balance of interest bearing debt has been reduced, thereby causing the reduction in interest expense.

FIRST NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO FIRST NINE MONTHS ENDED JUNE 30, 1999

The Company sold four RS 3000's and one RS 2000 in the most recent nine months compared to none in the same period in the prior year. In the prior year nine months, the Company was involved in capital raising activities and refining components to be used in its products and did not produce any units for commercial use.

Research and development fell 76% in the current nine months as compared to the prior year comparative nine months due to reduced expenditures being required on the same projects, the RS 3000 and the RS 2000 as they approached completion. In the current period, management's efforts have been in creating awareness of these products in their marketplace to provide a basis for revenue growth for the Company and a platform from which to develop similar technology applications for other markets. Selling, general and administrative expense rose $146,334. This increase is generally attributable to the Company's commencement of sales and general operations as opposed to development. Commissions and marketing expenses account for approximately $40,000, while payroll and professional fees accounts for an additional $31,000 of this increase. Travel and related expenses rose $49,000 as a result of marketing efforts. The remaining increase is attributable to increased insurance, telephone, and other general expenses as a result of increased operational activity. There was no issuance of the Company's stock for services in the current nine months. In the prior year comparative nine months, the Company's stock was issued primarily for financial consulting and legal services. The Company's average outstanding balance of interest bearing debt has been reduced, thereby causing the reduction in interest expense.

Management intends to continue pursuing the marketing and servicing of its existing products, the RS 3000 and the RS 2000. In addition, the Company continues pursuing development of products which penetrate its existing blood market and pursue applications in larger markets. This may require the Company to increase operations, administrative capacity and marketing functions, and cause Selling, General and Administrative expenses to grow in the future. However, even with additions to all of these functions, no assurances can be made that they will result in creating revenues at a level profitable to the Company from the sale of the above noted products.

The Company currently has a backlog of one RS 3000 and one RS 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company has been generating operating losses from its inception and has a stockholders' deficit as of June 30, 2000 of $328,111. The Company's net loss for the three months and the nine months ended June 30, 2000 have declined to $47,356 and $166,990, respectively, from $156,944 and $3,905,474, respectively, in the prior comparative period. The Company's sales have grown on a quarterly basis and management expects sales of its existing products to increase as its marketing efforts continue to take effect and that this increase will improve the Company's liquidity. However, the Company's ability to continue operations as a going concern remains dependent on the success of the Company's existing products in the marketplace and the resulting order deposits and sales collections, as well as continued cooperation of its subcontractors and the ability of the Company to raise additional capital. Although, Management anticipates the above items can be accomplished, no assurances can be given. In that event, operations of the Company will be significantly unfavorably affected.

PART II  OTHER INFORMATION

ITEM 1 through ITEM 5

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

Exhibit
Number            Description               Location
-------           -----------               --------

 27               Financial Data Schedule   Filed herewith electronically

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Rad Source Technologies, Inc.




Dated:  August 9, 2000                  By: /s/ Randol Kirk
                                            ------------------------------------
                                            Randol Kirk, Chief Executive Officer