Form 10KSB40
period 2000-09-30
RAD SOURCE TECHNOLOGIES INC
filed 2000-12-29
CIK 1079902

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirments for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year  were $646,488

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price at December 21, 2000 was $556,473. At December 21, 2000, the issuer had 2,545,040 shares of common stock, par value $.001 issued and outstanding.

                                TABLE OF CONTENTS

                                     Part I
                                                                            Page
                                                                            ----
Item 1.  Description of Business                                               1

Item 2.  Description of Property                                               4

Item 3   Legal Proceedings                                                     4

Item 4.  Submission of Matters to a Vote of
                  Security Holders                                             4

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters              4

Item 6.  Management's Discussion and Analysis or Plan of Operation             6

Item 7.  Financial Statements                                                 11

Item 8.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure                         12

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                    12

Item 10. Executive Compensation                                               13

Item 11. Security Ownership of Certain Beneficial Owners and Management       13

Item 12. Certain Relationships and Related Transactions                       15

Item 13. Exhibits and Reports on Form 8-K                                     16

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION

                  ---------------------------------------------

THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO THE COMPANY THAT ARE BASED ON THE BELIEFS OF THE COMPANY OR MANAGEMENT AND ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY OR MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT" AND "INTEND" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY REGARDING FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THE RISKS AND UNCERTAINTIES NOTED. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. IN EACH INSTANCE, FORWARD-LOOKING INFORMATION SHOULD BE CONSIDERED IN LIGHT OF THE ACCOMPANYING MEANINGFUL CAUTIONARY STATEMENTS HEREIN.

PART I

References herein to the "Company" refer to Rad Source Technologies, Inc. and its subsidiary.

Item 1. Description of Business

BUSINESS DEVELOPMENT

The Company was incorporated in the State of Florida on July 2, 1990 as Computer Vending, Inc. On December 24, 1998, the Company entered into an agreement with Rad Source, Inc. (hereinafter "Rad Source"), a Florida corporation, and the holders of 100% of their issued and outstanding shares, whereby the Company acquired all of the outstanding shares of Rad Source in exchange for 759,422(post-split) newly issued shares of the Company. At the closing of the transaction, the shareholders of Rad Source obtained control of the Company, and the Company changed its name to Rad Source Technologies, Inc. The then existing directors and executive officers resigned and were replaced by designees of Rad Source, which became the wholly owned subsidiary.

Rad Source was incorporated in the State of Florida in October of 1996 and conducted research and developed products based on x-ray technology. On September 9, 1999, the Company reverse split the stock on a three for one share basis. All references to the shares contained in this report reflect the stock split of September 9, 1999, unless otherwise indicated.

BUSINESS OF THE COMPANY

The Company is in the business of researching, developing and producing commercially viable products that utilize x-ray technology to satisfy various application requirements across various industries. The Company's historical efforts have been in the area of developing equipment which can be substituted for that which utilizes radioactive isotopes to produce radiation. However, x-ray technology can be used in a variety of industries and the Company believes its expertise can be applied to a wide variety of applications in addition to radiation, including imaging.

The Company has developed and currently sells certain equipment that produces radiation utilizing x-rays, thereby eliminating the need for radioactive sources. Radiation equipment is used in a variety of applications ranging from medical equipment sterilization to biological research. Radiation eliminates reproduction, and therefore its applications generally require the destruction of harmful organisms (applications include food and medical product sterilization, where bacteria would otherwise be a human threat) or the effects of active cells (as is the case with white blood cells in blood irradiation applications, which otherwise would harm immuno-deficient patients). Unlike the Company's equipment, radioactive source equipment is highly regulated and requires certain safety precautions due to the nature of the source. That is, the source, generally cesium or cobalt, is a radioactive isotope and its radiation emissions cannot be "turned off". If the source were to escape its containment, its emissions are highly hazardous.

The Company has produced two commercially available products, the RS 3000 Blood Irradiator and the RS 2000 Biological Irradiator. These products utilize x-rays to produce radiation and compete with radioactive isotope based equipment. These products require electricity to produce radiation and therefore must be turned on to produce radiation and can be turned off to eliminate the production of radiation. The Company sold its first RS 3000 in August 1999 and its first RS 2000 in January 2000. Although the Company has offered these products globally, it has only sold them in the U.S.

The RS 3000 Blood Irradiator is designed to be used by hospitals and blood centers for the irradiation of blood and blood products. The RS 3000 is a non-nuclear, x-ray irradiator and has been approved by the U.S. Food and Drug Administration ("FDA"). Irradiated blood is used by healthcare institutions for immuno-deficient patients (e.g., the elderly, infants and children, cancer and AIDS patients, transplant patients, etc.). Blood irradiation equipment is a global market and is dominated by two large companies which produce nuclear-based equipment only (i.e., they utilize radioactive isotopes as their radiation source). These nuclear-based products have been serving the market for about 20 years as opposed to the RS 3000 which was only recently introduced to the market. The competitive radioactive source equipment is generally subject to stringent regulation. For example, in the U.S., the Nuclear Regulatory Commission ("NRC")requires compliance with its rules and regulations for operators of radioactive source equipment. This means federal licensing, periodic reporting, minimum personnel and recurrent training, and nuclear material disposal compliance are applicable. Since the Company's equipment is not radioactive sourced, operators of the Company's equipment are not subject to NRC regulations. Additionally, minimum radiation shielding requirements for radioactive source equipment cause it to weigh substantially more than the Company's competitive equipment - up to 7 times as much. This virtually eliminates the mobility of competitive nuclear-based equipment and generally requires restrictive location of the equipment to reinforced flooring only. Because of the significant operational and regulatory requirements of radioactive isotope based competitive equipment, the Company believes its x-ray based products open the market to viable users who would otherwise not wish to contend with such regulatory and operational restrictions inherent with nuclear equipment.

The Company was recently notified by the U.S. patent office that it has been granted a U.S. patent on the RS 3000. The Company is awaiting assignment of its official patent number.

The Company also produces the RS 2000 which is used by research institutions for conducting biological experiments used in such areas as cancer and genetic research. This, again is a global market dominated by nuclear-based equipment produced by only a couple of large, global competitors. The Company introduced the RS 2000 to this market in 1999 and delivered the first unit in early 2000. The competitive nuclear-based equipment is subject to the same regulations, operational characteristics and restrictions as those competitive with the RS

3000, previously outlined. Manufacturing the RS 2000 is not subject to FDA approval, but FDA and USDA regulations cover its applications.

The Company's products are sold directly by in-house personnel and through independent sales representatives. The Company's customer base is varied and the Company is not dependent on any single customer for its revenues.

The Company utilizes various vendors to supply components for its products. Assembly of its products is outsourced to subcontract integrators. Any inability by our vendors and subcontractors to deliver components or integrate our products will require the Company to re-source such components or integration. Although, there are various other qualified vendors and integrators, the Company would anticipate time delays in shifting to alternate sources which could affect the Company adversely.

The Company has no trademarks, franchises, concessions, or labor contracts. The Company's machines produce radiation electronically and are based on technology developed and research conducted by its President and Director, Randol Kirk. Mr. Kirk currently owns the technology used for the machines. The Company has a license agreement with Mr. Kirk, which allows the Company to sell the two products utilizing this technology. Under the terms of the licensing agreement between the Company and Mr. Kirk, Mr. Kirk is to be paid a five percent (5%) royalty on the sales of the Company's products that incorporate the licensed technology (the RS 3000 and RS 2000). This agreement terminates September 2009. The agreement is renewable at the option of the Company. Upon default by the Company, Mr. Kirk may terminate the licensing agreement. A default will occur if the combined amount of compensation and royalty received by Mr. Kirk is less than $12,000 per fiscal quarter. If that occurs, the Company could lose its rights to the licensed technology on which its principal products are based. This would have a significantly adverse effect on the Company. As of December 15, 2000, Mr. Kirk has waived any past royalty which otherwise would have been due him.

The Company's RS 3000 is subject to regulation by the FDA. The RS 2000 is not directly subject to such regulation. The RS 3000 and RS 2000 are subject to Federal Regulations that promulgates certain radiation safety specifications. The Company's continued sale of its existing products and the development and sale of possible future products will require continued regulatory compliance. Also, commercial distribution in certain foreign countries is subject to government regulation. The process of obtaining required regulatory approvals can be lengthy, expensive and uncertain. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. The FDA also regulates the content of advertising and marketing materials relating to medical devices. There can be no assurance that the advertising and marketing materials related to the products will be in compliance with such regulations. The Company is also subject to other federal, state, local and foreign laws, regulations and recommendations relating to the production and use of its products. Failure to comply with applicable regulatory requirements could result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could affect the timing of, or prevent us from obtaining, future regulatory approvals. The effect of government regulation could delay us for a considerable period of time or prevent the marketing and full commercialization of future products or services that the Company may develop and/or to impose costly requirements on us. There can also be no assurance that additional regulations will not be adopted or current regulations will not be amended in such a manner as to adversely affect the operations.

The manufacture and use of irradiation equipment is highly regulated, and there can be no assurance that the Company will be able to comply with existing or future regulations or that the regulatory environment in which the Company operates will not change significantly and thus adversely effect the Company.

In the past two fiscal years, the Company has spent approximately $263,000 on research and development. The Company's research and development costs are not borne directly by its customers.

To the best of management's knowledge, the Company is not currently subject to any special compliance requirements of any environmental laws and the Company does not anticipate any significant costs in maintaining compliance in the future.

The Company has four employees of which three are full-time. None of the employees are members of a union.

Item 2. Description of Property

The Company's office is located at 475 Ramblewood Drive, Suite 207, Coral Springs, Florida 33071. The facility is approximately five hundred (500) square feet of office space. The Company leases this space on a month-to-month basis at a rate of $560.00 per month. The Company is seeking new offices with more space (approximately 1,000 square feet) to accommodate its growth and enhance its operations. The new office space is anticipated to be at a higher monthly rental.

Item 3. Legal Proceedings

As of December 21, 2000 there are no material legal proceedings pending against the Company. From time to time the Company may become involved in routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB") under the symbol IRAD. The following bid quotations have been reported for the period beginning March 16, 1999, the date of the initial quotation, and ending September 30, 2000:

                                                     Bid Quotation
                                                -----------------------
Quarterly Period                                 High             Low
----------------                                ------           ------

March 16, 1999 - March 31, 1999                 $5.125           $4.25

April 1, 1999 - June 30, 1999                   $4.75            $2.25

July 1, 1999 - September 30, 1999               $3.625           $0.125

October 1, 1999 - December 31, 1999             $1.875           $0.516

January 1, 2000 - March 31, 2000                $1.50            $0.516

April 1, 2000 - June 30, 2000                   $1.25            $0.406

July 1, 2000 - September 30, 2000               $0.688           $0.188

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. Such quotes are not necessarily representative of actual transactions or of the value of the securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

As of December 21, 2000 there were approximately 80 holders of record of the Company's common stock, $0.001 par value.

The Company has never declared dividends. The Company has no restrictions limiting the ability to pay dividends, but the Company does not anticipate paying dividends in the near future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company's working capital and working capital ratio has deteriorated from the prior year-end to a deficit of $342,942 from $192,595 in 1999, and 0.30 from 0.51, respectively. This is primarily the result of increased accruals and payables caused by increased production and operations of the Company. Although the Company's cash flow from operations has improved from a $581,114 use of cash in 1999 to a $23,184 source of cash in 2000, continued losses from operations in 2000 resulted in funding through payables and accruals. The Company's increase in its working capital deficit and poor liquidity during 2000 are considered the result of its inability to achieve profitability. The Company must become profitable, raise additional equity either directly or through the conversion of existing debt to equity and must continue to rely on vendors, service providers for periodic payment deferrals and/or cost reductions, to improve liquidity and sustain its operations. Toward these ends, the Company sold 135,000 Rule 144 restricted shares of common stock in November 2000, for the sum of $50,000, the backlog of product orders as of December 23, 2000 grew to approximately $370,000, and the Company has maintained relationships with its primary vendors who continue to respond to the Company's production requirements. Notwithstanding positive trends in revenues and cash flows, it should be noted that there remains a high degree of risk and uncertainty with respect to the Company's ability to continue its positive revenue and cash flow trends. Related risks and uncertainties are noted below and throughout this annual report.

Over the next twelve months, the Company anticipates continuing operational growth, and therefore, an increase in costs and operating expenses related to payroll, additional sales efforts, and product development. Therefore, there will be an ongoing need for capital over the next twelve months.

Regarding the Company's satisfaction of these cash requirements over the next twelve months, management believes it will meet these only if the Company is successful in maintaining its sales growth and favorable cash flow trend, as well as utilizing other actions (raising additional capital or deferring payments) to maintain its operations. In the event the trends change and methods that were utilized by the Company to maintain necessary liquidity for operations are no longer available, the effect on the Company would be adverse.

Results of Operations

Year ended September 30, 2000 compared to September 30, 1999.

Revenues increased by 966% to $646,488 as the result of increased unit sales. 2000 was the Company's first full year of sales of its RS 3000 Blood Irradiator. Cost of sales increased at a rate less than the sales increase (639%) due to the fact that the Company provided a substantial discount to its first customer in 1999 and the discounts were discontinued during 2000.

Research and Development costs have decreased as the result of completing the design and development of the RS 3000 and RS 2000, both of which were available for commercial sale in 2000 and efforts in 2000 began to be more marketing oriented. The Company continues to evaluate other products for development. This expense is expected to continue and will vary, depending on managements evaluation of potential products and projects. Research and development costs fluctuate because of the Company's significant capital constraints.

Selling, general and administrative expenses grew 15% to $397,544 from $345,014. This is the general result of increased unit sales and operations to support growth that have contributed to additional employees and resultant payroll cost increases, as well as related support cost increases.

There was no stock issued for services in 2000, as compared to an expense of $3,567,161 in 1999.

The Company's interest expense decreased by $11,190, or 79% primarily as the result of the decrease in average interest bearing debt from 1999 to 2000.

Issues and Uncertainties

The forward-looking statements included herein are based on current assumptions that the Company will continue to develop, market, manufacture and ship products on a timely basis, that competitive conditions within the Company's markets will not change materially or adversely, that the Company will continue to identify and satisfy customer needs for products and services, that the Company will be able to retain and hire key personnel, that its equipment, processes, capabilities and resources will remain competitive and compatible with the current state of technology, that risks due to shifts in customer demand will be minimized, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments that are based on incomplete information and are subject to many factors that may materially affect results.

Because of these and other factors affecting the Company's operating results, past financial performance should not be considered an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. The following factors also may materially affect results and therefore should be considered.

The Company generates all of its revenues from the RS 3000 and the RS 2000, the vast majority being from the RS 3000. Although the Company has performed testing and has refined these products, the Company's introduction and sale of the products has been recent. Therefore, the Company has no significant historical commercial performance data on the equipment. Should product performance issues arise in the future which cannot be corrected by the Company, the Company's operations would be detrimentally affected.

The Company primarily competes with a number of very large and well capitalized competitors. Although the Company has successfully sold its products to potential customers of the competitors, and the Company is confident of its products' competitive advantages, there can be no assurance that these competitors or others will not undertake steps to undermine the Company's sales efforts or the Company's further penetration of the market through price discounts, product enhancements, rebates or similar methods which could drastically reduce or eliminate the sale of the Company's products. Because of its competitors' greater resources, the Company's marketing efforts may be far less successful in comparison to its competitors'. The Company's competitors have the resources and funding to advertise and promote their products that the Company cannot match.

Although management anticipates an ongoing market for the use of radiation for blood and blood products as well as for research purposes, there can be no assurances that other breakthroughs, otherwise competitive technology, or blood treatment may not be developed which would make the Company's products less attractive or even obsolete. Since these are the only products of the Company, this could have a detrimental effect.

There can be no assurance that the patent for the RS 3000 or other patents applied for in the future will afford protection from material infringement or that such patents will not be challenged. There also can be no assurance that the technology will not infringe upon the patents of others. In the event that any such infringement claim is successful, there can be no assurance that the Company will be able to negotiate with the patent holder for a license, in which case the Company could be prevented from utilizing the subject matter claimed by such patent. In addition, there can be no assurance that the Company will be able to redesign the products to avoid infringement. The inability to utilize the subject matter of patents claimed by others, or to redesign the products to avoid infringement, could have a material adverse effect on the business.

Any of the products may be subject to recall for unforeseen reasons. The medical device industry has been characterized by significant malpractice litigation. As a result, the Company faces a risk of exposure to product liability, errors and omissions or other claims in the event that the use of the X-ray equipment, components, accessories or related services or other future potential products is alleged to have resulted in a false diagnosis or injury. There can be no assurance that the Company will avoid significant liability. Any such claim against the Company could adversely affect the business.

The Company's founder, Mr. Kirk is primarily responsible for the Company's existing products' performance and technical characteristics. The Company expects that additional products will be designed, developed, and/or produced primarily in concert with Mr. Kirk. Therefore, any loss of Mr. Kirk's services for any reason will have a significantly unfavorable effect on the Company. The Company holds a $1.0 million key-man insurance policy on Mr. Kirk.

The Company has experienced substantial fluctuations in its annual and quarterly operating results, and such fluctuations may continue in future periods. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. Factors contributing to fluctuations in the Company's operating results include unforeseen design or manufacturing delays, price competition, functional competition (other means of accomplishing the same or similar end result), the inability to pass on cost overruns, the timing of expenditures in anticipation of increased sales, and customer product delivery requirements. In addition, the amount and timing of orders placed by customers may vary due to a number of factors, including budget timing and impact, changes in strategy, and variation in product demand attributable to, among other things, competitive factors, and general economic conditions. Any one of these factors, or a combination thereof, could adversely affect the Company's annual and quarterly results of operations.

The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Quarterly sales and operating results therefore depend in large part on the volume and timing of orders received during or immediately prior to the quarter, which are difficult to forecast in advance. The short lead-time for the Company's backlog also affects its ability to accurately project production and inventory levels. In addition, a significant portion of the Company's operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations.

The products of the Company require one or more components or integration services that are ordered from, or which may be available from, only one source or a limited number of sources. Delivery problems relating to components or integration services purchased from any of the Company's suppliers could have a material adverse impact on the financial performance of the Company. From time to time, the Company's suppliers allocate capacity among their customers in response to labor and/or material shortages. In some cases, these shortages will substantially curtail production. While the Company has not experienced sustained periods of shortages in the recent past, there can be no assurance that shortages will not occur in the future. Any such shortages could have a material adverse effect on the Company's operating results.

The level and timing of orders placed by customers vary due to the customers' attempts to balance their cash flow, changes in customers' strategies, and variations in demand for the customers' products. Due in part to these factors, most of the Company's customers do not commit to firm orders for more than several weeks in advance of requirements. The Company's inability to forecast the level of customers' orders with certainty makes it difficult to schedule production and optimize utilization of its integrators' capacity. In the past, the Company has been required to incur other marginal expenses in order to meet the anticipated demands of its customers. From time to time, anticipated orders from some of the Company's customers have failed to materialize and delivery schedules have been deferred as a result of changes in a customer's business needs, both of which have adversely affected the Company's operating results. On other occasions, customers have required rapid increases in production that have placed an excessive burden on the Company's resources. There can be no assurance that the Company will not experience similar fluctuations in customer demand in the future.

The Company's sales have varied significantly as customer demand for the Company's products increases and decreases. The Company's future operating results will depend on management's ability to manage periods of both growth and downturn, to be able to hire, train and retain qualified employees, and to forecast revenues and control expenses. Unexpected declines in revenues, without corresponding and timely reductions in expenses, could have a material adverse effect on the Company's business, results of operations, or financial condition.

The Company's continued growth and success depend to a significant extent on the continued service of senior management and other key employees. Competition for skilled business, product development, technical and other personnel is intense. There can be no assurance that the Company will be successful in recruiting new personnel and retaining existing personnel. The loss of one or more key employees could have a material adverse effect on the growth of the Company.

The market price of the Company's Common Stock has experienced significant fluctuations and may continue to fluctuate in the future. The market price of the Common Stock may be significantly affected by factors such as changes in requirements or demands for the Company's services, the announcement of new products or product enhancements by the Company or its competitors, technological innovations by the Company or its competitors, quarterly variations in the Company's or its competitors' results of operations, changes in prices of the Company's or its competitors' products and services, changes in revenue and revenue growth rates of the Company, speculation in the press or analyst community, and general market conditions or market conditions specific to particular industries. The stock prices for many companies in the technology sector have experienced wide fluctuations that often have been unrelated to their operating performance. Such fluctuations may adversely affect the market price of the Company's Common Stock.

Item 7.  Financial Statements

TABLE OF CONTENTS

                                                                         Page
                                                                         ----

Report of Independent Certified Public Accountants                        F-1

Consolidated Balance Sheet                                                F-2

Consolidated Statements of Operations                                     F-3

Consolidated Statement of Changes in Stockholders' Deficit                F-4

Consolidated Statements of Cash Flows                                     F-5

Notes to Consolidated Financial Statements                                F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Rad Source Technologies, Inc. and subsidiary

We have audited the consolidated balance sheet of Rad Source Technologies, Inc. and subsidiary, as of September 30, 2000, and the related consolidated statements of operations, consolidated changes in stockholders' deficit, and consolidated cash flows for the years ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rad Source Technologies, Inc. and subsidiary, as of September 30, 2000, and the results of its operations and cash flows for the years ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sweeney Gates & Co.

December 15, 2000

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000

ASSETS

 Current assets:
      Cash and cash equivalents                                    $    52,320
      Accounts receivable                                               59,246
      Inventory                                                         32,914
      Prepaid expense                                                    5,312
                                                                   -----------

         Total current assets                                          149,792

 Computer equipment, less accumulated
      depreciation of $1,084                                             6,291
 Other assets                                                            2,430
                                                                   -----------

                                                                   $   158,513
                                                                   ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities:
      Note payable                                                      10,000
      Accounts payable                                                 259,118
      Accrued expenses                                                 114,146
      Accounts payable - stockholders                                   72,670
      Notes payable to stockholders                                     36,800
                                                                   -----------

         Total current liabilities                                     492,734
                                                                   -----------

 Stockholders' deficit:
      Common stock, par value $.001; 50,000,000 shares authorized;
         2,410,040 issued and outstanding                                2,410
      Additional paid-in capital                                     4,414,652
      Accumulated deficit                                           (4,751,283)
                                                                   -----------

         Total stockholders' deficit                                  (334,221)
                                                                   -----------
                                                                   $   158,513
                                                                   ===========



       The accompanying notes are an integral part of these consolidated financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999



                                                   2000                1999
                                                -----------         -----------

Sales                                           $   646,488         $    60,647
Cost of sales                                       392,910              53,150
                                                -----------         -----------

     Gross profit                                   253,578               7,497
                                                -----------         -----------

Expenses:
     Research and development                        30,132             232,526
     Selling, general and administrative,
       including non-cash compensation expense
       of $0 and $3,687,675, respectively           397,544           3,912,175
                                                -----------         -----------

        Total expenses                              427,676           4,144,701
                                                -----------         -----------

Loss before other income (expense)                 (174,098)         (4,137,204)
                                                -----------         -----------

Other income (expense):
     Interest income                                  3,911               3,655
     Other income                                        16                 739
     Interest expense                                (2,930)            (14,120)
     Other expense                                       --             (99,921)
                                                -----------         -----------

        Total other income (expense)                    997            (109,647)
                                                -----------         -----------

Net loss                                        $  (173,101)        $(4,246,815)
                                                ===========         ===========

Earnings per share - basic and diluted          $     (0.07)        $     (3.63)
                                                ===========         ===========

Weighted average shares outstanding               2,410,040           1,170,196
                                                ===========         ===========



       The accompanying notes are an integral part of these consolidated financial statements.

                          RAD SOURCE TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999


                                                        Common stock            Additional
                                                  -------------------------       paid-in       Accumulated
                                                    Shares          Amount        capital         deficit          Total
                                                  ---------     -----------     -----------     -----------      -----------
Balance, September 30, 1998                         759,422     $       759     $       116     $  (331,330)     $  (330,455)

Recapitalization                                      1,800               2              --              --                2

Sale of common stock                                613,333             613         673,396              --          674,009

Issuance of stock for unsecured advances
  net of founders shares contributed to the
  Company                                             2,111               2          54,498              --           54,500

Issuance of stock for services                    1,033,374           1,034       2,312,968              --        2,314,002

Services paid by stock contributed by
   founder                                               --              --       1,253,160              --        1,253,160

Compensation for stock options
    issued (Note 7)                                      --              --         120,514              --          120,514

Net loss                                                 --              --              --      (4,246,852)      (4,246,852)
                                                  ---------     -----------     -----------     -----------      -----------

Balance, September 30, 1999                       2,410,040           2,410       4,414,652      (4,578,182)        (161,120)

Net loss                                                 --              --              --        (173,101)        (173,101)
                                                  ---------     -----------     -----------     -----------      -----------

Balance, September 30, 2000                       2,410,040     $     2,410     $ 4,414,652     $(4,751,283)     $  (334,221)
                                                  =========     ===========     ===========     ===========      ===========




       The accompanying notes are an integral part of these consolidated financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                       2000                 1999
                                                                    -----------         -----------
Cash flow (used) by operating activities:
   Net loss                                                         $  (173,101)        $(4,246,851)
    Depreciation                                                            504                 580
    Issuance of stock for services                                           --           3,567,161
    Non-cash compensation for stock options                                  --             120,514
    Write-off of obsolete inventory                                          --              36,959
    Adjustments to reconcile net loss to net cash
      used in operating activities:
    Change in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable                                            (14,453)             (1,705)
         Prepaid expenses                                                   388                  --
         Inventories                                                     88,389            (121,303)
         Other receivable                                                    --             (15,000)
         Long-term receivable                                            28,087             (28,087)
         Other assets                                                    (1,930)            (33,787)
       Increase (decrease) in:
         Accounts payable                                                48,542             166,951
         Accounts payable - stockholders                                (15,121)             87,791
         Accrued expenses                                                61,879            (114,337)
                                                                    -----------         -----------

            Net cash provided (used) by operating activities             23,184            (581,114)
                                                                    -----------         -----------

Cash flows used by investing activities:
         Purchase of property and equipment                              (3,908)             (3,468)
                                                                    -----------         -----------

             Net cash used by investing activities                       (3,908)             (3,468)
                                                                    -----------         -----------

(Continued)

       The accompanying notes are an integral part of these consolidated financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                FOR THE YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                       2000                 1999
                                                                    -----------         -----------
Cash flows provided from financing activities:
         Sale of common stock                                       $        --         $   673,777
         Note payable to stockholders                                     5,000               5,112
         Proceeds from notes payable                                         --              10,000
         Payments on notes payable                                           --             (78,500)

                                                                    -----------         -----------
             Net cash provided (used) by financing activities             5,000             610,389
                                                                    -----------         -----------

             Net increase (decrease) in cash                             24,276              25,807

Cash, beginning of period                                                28,044               2,237
                                                                    -----------         -----------

Cash, end of period                                                 $    52,320         $    28,044
                                                                    -----------         -----------

Additional information:
    Interest paid during the year                                   $        --         $     2,684
                                                                    ===========         ===========

    Income taxes paid during the year                               $        --         $        --
                                                                    ===========         ===========

Supplemental schedule of non-cash financing activities:
    Payment of unsecured advances through issuance of stock         $        --         $    54,500
                                                                    ===========         ===========




       The accompanying notes are an integral part of these consolidated financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION

Rad Source Technologies, Inc. (the "Company") was incorporated in the State of Florida on July 2, 1990, as Computer Vending, Inc. It changed its name to Rad Source Technologies, Inc. on December 17, 1998. The Company had no assets, liabilities or operations prior to merging on December 24, 1999 with Rad Source, Inc. ("Rad Source"). The merger was accounted for as a reverse acquisition, and accordingly, the financial statements of the Company are those of Rad Source since its inception on October 11, 1996 through December 24, 1999, and thereafter the financial statements of the Company. The stockholders of Rad Source received 759,422 (or 2,278,267 pre-split) shares of common stock of the Company in the merger.

The primary business of the Company is to develop, patent, manufacture, market and sell a new irradiation concept for food and commercial irradiation. Revenue is generated from the sale of irradiation products in the United States. The Company was in the development stage through September 30, 1999.

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

Property and equipment - Property and equipment are stated at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. The cost and accumulated depreciation for equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in income. Depreciation is provided over the estimated useful lives of the respective assets using the straight-line method.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates the recoverability of its property and equipment, and other assets in accordance with Statement of Financial Accounting Standards Board ("FASB") No.121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments were recognized during the years ended September 30, 2000 and 1999.

REVENUE RECOGNITION - Revenue is recognized when the product ships, title and risk transfers to the customer and collection of the resulting receivable is reasonably assured.

COST OF SALES - The Company subcontracts the manufacturer and assembly of its products. Cost of sales includes materials, supplies, assembly, freight and warranty expense.

ADVERTISING COSTS - Advertising costs are charged to operations as incurred. Advertising expense for the years ended September 30, 2000 and 1999 were $22,481 and $17,633, respectively.

RESEARCH AND DEVELOPMENT EXPENSES - Research and development expenses are charged to expense as incurred.

INCOME TAXES - The Company accounts for income taxes on an asset and liability approach to financial accounting. Deferred income tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred asset will not be recognized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

INCOME (LOSS) PER SHARE - The Company accounts for earnings per share according to Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires presentation of basic and diluted earnings or loss per share. Since the Company experienced losses, no diluted earnings per share are presented. Earnings or loss per share is computed by dividing net income or loss by the weighted average number of shares outstanding during the period.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

RECENT ACCOUNTING PRONOUNCEMENTS - In June 1999, FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently use derivative instruments and, therefore, does not expect that the adoption of SFAS 133 will have any impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and requires adoption during the year ended December 31, 2001. The Company is currently evaluating the impact of SAB 101 to determine what effect, if any, it may have on the Company's consolidated financial position and results of operations.

3. UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. While undertaking the above, the Company must continue to operate on cash flow generated from operations and loans from officers and stockholders. The Company experienced a loss of $173,101 and $4,246,851 during 2000 and 1999, respectively, and has a net deficiency in equity of $334,221 and a net working capital deficiency of $342,942 as of September 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3. UNCERTAINTY - GOING CONCERN (continued)

Management's plans in regard to this matter are to increase its marketing efforts and increase sales of units in an effort to generate positive cash flow. Additionally, the Company must raise equity either directly or through the conversion of existing debt to equity, and must continue to rely on vendors and service providers for periodic payment deferrals and cost reductions to improve liquidity, and sustain operations and loans from management and stockholders. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

4. RELATED PARTY TRANSACTIONS

Various directors and stockholders have loaned the Company $36,800 through unsecured demand notes bearing interest at 10% per annum.

At September 30, 2000, the Company owes one vendor, who is also a stockholder, $52,131. Additionally, the Company owes officers and stockholders $15,539, which is included in accounts payable-stockholders at September 30, 2000.

5. NOTES PAYABLE

Notes payable at September 30, 2000 consisted of the following:

      Unsecured demand note payable, bearing interest at 9%,
         guaranteed by the President of the Company               $   10,000
                                                                  ==========

During the years ended September 30, 2000 and 1999, the Company recorded interest expense of $2,930 and $14,120, respectively.

6. SALE OF SECURITIES

On December 24, 1998, Rad Source purchased the Company for $100,000. The transaction was accounted for as a reverse merger and, therefore, the financial statements are those of Rad Source since its inception on October 11, 1996. Because there were no assets, liabilities or operations acquired, the $100,000 paid was charged to other non-operating expense. In connection with this transaction, the prior stockholder retained 1,800 shares of common stock.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6. SALE OF SECURITIES (continued)

In December 1998 and January 1999, the Company sold, pursuant to a private placement, 113,333 shares of common stock for $574,009, net of expenses of $105,991. On September 16, 2000, the Company sold 500,000 shares of common stock for $100,000.

During the year ended September 30, 1999, the Company issued 20,667 shares of common stock, of which 18,556 shares were contributed by one of the founders, for a net of 2,111 new shares of common stock issued for previous cash advances of $54,500.

During the year ended September 30, 1999, the Company issued 1,016,707 shares of common stock for consulting services in the amount of $2,214,002 and 16,667 shares for legal services in the amount of $100,000. The charge to expense was based on the fair market value of the securities issued at the time of issuance.

Also during the year ended September 30, 1999, the founder contributed 198,860 of the original 759,422 shares that were reissued in the recapitalization in payment for consulting services totaling $1,193,160, based on the fair market value of the securities at the time of issue. In addition, the founder contributed 10,000 shares for legal fees amounting to $60,000.

7.       STOCK OPTIONS

The following table summarizes information about stock options at September 30, 2000:


                  Outstanding Stock Options                               Exercisable Stock Options
   ---------------------------------------------------------        --------------------------------------
                                    Weighted                                      Weighted
                                    Average         Weighted                      Average       Weighted-
                                   Remaining        Average                      Remaining       Average
     Exercise                     Contractual       Exercise                    Contractual     Exercise
   Price Range        Shares          Life           Price          Shares          Life          Price
   -----------        ------      -----------        -----          ------      -----------     ---------

   $    0.20         600,000         1.96          $   0.20        600,000           1.96      $  0.20
   =========         =======         ====          =========       =======           ====      =======


                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. STOCK OPTIONS (continued)

The following table summarizes stock option activity for the year ended September 30, 2000.

                                                                      Weighted-
                                                                       Average
                                                                      Exercise
                                                         Shares         Price
                                                        --------      ---------
      Outstanding on October 1, 1999                     807,000       $ 0.20
      Expired                                           (207,000)      $ 0.20
      Outstanding                                        600,000       $ 0.20
      Exercisable                                        600,000       $ 0.20
      Shares available for options
       That may be granted                                    --

      Weighted average fair value of
         options granted                               $     .17
                                                       =========

The Company adopted SFAS No. 123, "Accounting for Stock Based Compensation." In accordance with SFAS No. 123, the Company expensed $120,514 as compensation for options granted to consultants during the fiscal year ended September 30, 1999. As permitted by SFAS No. 123, the Company chose to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations for stock options issued to employees. Accordingly, no compensation cost was recognized for 100,000 options granted to one employee. As required by SFAS 123, pro forma disclosures regarding net income and earnings per share must be computed as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1999. No options were granted during the year ended September 30, 2000.

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

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. STOCK OPTIONS (continued)

The Company's pro forma information under SFAS 123 for the years ended September 30, 2000 and 1999 were as follows:


                                                    2000                               1999
                                         ------------------------           ------------------------
                                            As               Pro               As               Pro
                                         Reported           Forma           Reported           Forma
                                         --------           -----           --------           -----
         Net loss                       $(173,101)        $(173,101)      $(4,246,852)       $(4,263,898)
                                        =========         =========       ===========        ===========
         Net loss per share - basic
         and diluted                    $   (0.07)        $   (0.07)      $     (3.63)       $     (3.65)
                                        =========         =========       ===========        ===========


8. INCOME TAXES

The Company had available at September 30, 2000, a net operating loss carryforward for federal and state tax purposes of approximately $4,750,000 that could be applied against taxable income in subsequent years from September 30, 2012 to 2020. The tax effect of the net operating loss is approximately $1,787,000, and a full valuation allowance has been recorded, since realization is uncertain.

There were no significant differences for book and tax reporting purposes during the years ended September 30, 2000 and 1999. Components of the Company's deferred income taxes are as follows at September 30:

                                                   2000          1999
                                                ----------    ----------

         Net operating loss carryforward        $4,750,000    $ 4,565,000
                                                ==========    ===========

         Net deferred tax asset                     65,000      1,722,000
         Less valuation allowance                  (65,000)    (1,722,000)
                                                ----------    -----------

         Net deferred tax asset                 $       --    $        --
                                                ==========    ===========

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY,
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. INCOME TAXES (continued)

The net change in the valuation allowance for the years ended December 31, 2000 and 1999 was an increase of $65,000 and $1,472,000, respectively.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the years ended September 30, 2000 and 1999 is as follows:

                                                           2000         1999
                                                          -------     --------
       Income tax loss at federal statutory tax rate      (34.00)%    (34.00)%
       State taxes, net of federal benefit                 (3.63)%     (3.63)%
       Change in valuation allowance                       37.63 %     37.63 %
                                                          --------    --------

       Provision for income taxes                             -- %        -- %
                                                          ========    ========


9. COMMITMENTS AND CONTINGENCIES

The Company entered into a vehicle lease on December 31, 1996 for a term of 39 months at $430 per month. The lease expired on March 31, 2000. The Company leases office space on a month to month basis for $560 per month.

Rental expense for the vehicle and office leases charged to income for the years ended September 30, 2000 and 1999 was $7,745 and $ 11,880 respectively.

The Company's products are assembled by subcontractors. Should the subcontractors discontinue assembling for the Company, the Company might experience delays in shipping its products. However, the Company believes it can replace the subcontractors with a minimal disruption to operations.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY,
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10. LICENSE AGREEMENT

The Company has a licensing agreement with its President to pay a royalty fee of 5% of the net selling price of licensed technologies. The term of the agreement is for ten (10) years and it expires on September 14, 2009. If the President does not receive at least $12,000 per quarter in royalty fees and salary, then all rights based on the agreement may be terminated by the President and all rights to the technologies revert to the President. As of September 30, 2000, the President waived any right to payments otherwise due under the agreement. The Company is dependent upon these technologies for its product line.

11. SUBSEQUENT EVENTS

On November 6, 2000, the Company's board of directors approved the 2000 Stock Option Plan (the "2000 Plan") and reserved 800,000 shares of the Company's common stock for issuance. Also, as of December 1, 2000, the Company granted 170,000 stock options from the 2000 Plan at an exercise price equal to the closing price for the Company's common stock on December 1, 2000. The stock options are exercisable for a period of three years from the date of grant and vest equally over the three-year period.

During November 2000, the Company sold 135,000 shares of restricted 144 common stock to an individual and his wife for $50,000. The individual is the president of one of the Company's vendors.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Directors and Executive Officers

         The following sets forth the names and ages of the officers and directors. The term of the directors is annual and they serve until the Company's next stockholder meeting.

Richard Adams, 54. Mr. Adams has served as a Director of the Company since December 24, 1998. He holds a B.A. from Michigan State University. Mr. Adams has had a long and distinguished career in management in the healthcare and medical field, during which, he co-founded Epsilon Medical Corporation with Mr. Kirk in 1991, as well as aided in the development of the (D.I.A.) Scan Portable Fluoroscopy Unit. From 1978 to the present, Mr. Adams was the owner and President of LifeCare Imaging International, Ltd, a fifteen (15) year old manufacturer of mobile medical suites.

William Hartman, 40.  Mr. Hartman has been a Director of the Company since
March 1999, and has been Executive Vice-President and Chief Financial Officer since August 2000. Mr. Hartman has been employed by the Company since April 2000 to provide strategic and financial consulting services. Previous thereto, he has provided similar services to the Company and others, including services related to business combinations, corporate finance, and business planning. From August 1998 to May 1999, Mr. Hartman was a senior manager for Neff Corporation, an NYSE listed industrial equipment sales and leasing company, where he performed corporate reporting, planning and financial analysis functions. From October 1996 to June 1998, Mr. Hartman served as a financial advisor to a holding company for aviation investments, and from April 1998 to June 1998 served as CEO of an affiliated U.S. Part 121 freight airline. From July 1995 to October 1996, Mr. Hartman served as vice-president of finance and administration for Turbo Power, Inc., an FAA certified aircraft engine overhaul facility. Mr. Hartman is a CPA and holds a BS in Accounting from Miami University as well as MBA and MAcc degrees from Miami University. He began his career in 1984 with Price Waterhouse.

Adrian Kesala, 56. Mr. Kesala has been a director of the Company since December 24, 1998. Mr. Kesala served as the Senior Staff Radiologist at the Columbus-Cuneo-Cabrini Medical Center in Chicago, Illinois from 1978 to 1985. He also worked as an Assistant professor of Radiology at Northwestern University in Chicago, Illinois from 1978 to 1990, and as the Director of Radiology at Swedish Covenant Hospital in Chicago, Illinois from 1985 to 1990. Presently, Mr. Kesala is in the active practice of radiology at Resurrection Medical Center, Chicago, Illinois, where he has been since 1991.

Randol Kirk, 52. Mr. Randol Kirk is the founder of Rad Source and has served as President and Chief Executive Officer of the Company since December 1998. Mr. Kirk received his Bachelor of Arts from the University of Iowa and a Masters in Business Administration from DePaul University. Mr. Kirk's professional career as an entrepreneur in the healthcare and diagnostic imaging field has spanned over twenty-five (25) years. Prior to founding Rad

Source, Mr. Kirk was the co-founder and President of Epsilon Medical Corporation ("Epsilon") from 1991 to 1995. Epsilon was a company that provided diagnostic evaluations for stroke patients in skilled nursing facilities and used equipment designed by Mr. Kirk. He sold the company to Integrated Health Services in 1995. In 1996 Mr. Kirk founded Rad Source, Inc. to develop and sell safer, non-regulated radiation application x-ray equipment as an alternative to nuclear equipment. From 1996 to date, Mr. Kirk's efforts have been directed to capital raising activities and developing the Company's RS 2000 and RS 3000 irradiators.

Robert Munson, 58. Robert Munson has served as Director of Marketing of the Company since December 24, 1998. Mr. Munson began his career with Medical Supply Company ("MSC") of Florida in 1965, where he rose to Vice President and eventually partner. After the sale of MSC, he was Vice President of Sales and Marketing for Medical Resources International, which manufactured and distributed medical gloves, from 1988 to 1991.

Item 10. Executive Compensation

The following tables and notes present, for the three fiscal years ended September 30, 2000, the compensation paid by the Company to the Company's chief executive officer.

Summary Compensation Table


                                                                  Long Term Compensation
                                 Annual                        ---------------------------
                              Compensation                               Awards              Payouts
                           -----------------                   ---------------------------   --------
       (a)          (b)       (c)      (d)          (e)            (f)            (g)           (h)           (i)
    ---------       ----   --------  -------   --------------   ----------    ------------    -------     ------------
    Name and                                                    Restricted     Securities
    Principle                                   Other Annual      Stock        Underlying      LTIP        All Other
    Position        Year   Salary $  Bonus $   Compensation $    Award $      Options/SARs    Payouts     Compensation
    ---------       ----   --------  -------   --------------   ----------    ------------    -------     ------------
 Randol Kirk,       2000   105,000      0            0              0              0             0              0
 President, CEO     1999    20,000      0            0            74,800        100,000(1)       0              0
                    1998    48,000      0            0              0              0             0              0


(1) These options are vested and exercisable by the holder until September 30, 2002 at an exercise price of $0.20.

Options/SAR Grants Table:


                      Number of                % of Total
Name/ion              Underlying                Options
Position              Securities                Granted                 Exercise Price    Expiration Date
--------              ----------               ----------               --------------    ---------------
Randol Kirk,          100,000                   20%                      $0.20             9/15/2002
President, CEO



Item 11. Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information with respect to the beneficial ownership of the common stock by (a) each person known by us to be the beneficial owner of five percent or more of the outstanding common stock, and (b) all executive officers and directors both individually and as a group, as of November 6, 2000. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

Security Ownership of Certain Beneficial Owners:


                      Name and Address of                Number of Shares       Percentage Ownership
Title of Class        Beneficial Owner                   Beneficially Owned     of Class
--------------        -------------------                ------------------     --------------------
Common Stock          Rich Adams                           258,334               10.2%
                      475 Ramblewood Dr.
                      Ste. 207
                      Coral Springs, FL 33071

Common Stock          Will Hartman                         318,333               12.5%
                      475 Ramblewood Dr.
                      Ste. 207
                      Coral Springs, FL 33071

Common Stock          Adrian Kesala                        277,778               10.9%
                      475 Ramblewood Dr.
                      Ste. 207
                      Coral Springs, FL 33071

Common Stock          Randy Kirk                           744,618               29.3%
                      475 Ramblewood Dr.
                      Ste. 207
                      Coral Springs, FL 33071

Common Stock          Robert Munson                        235,334                9.2%
                      475 Ramblewood Dr.
                      Ste. 207
                      Coral Springs, FL 33071



Security Ownership of Management:


                      Name and Address of                Number of Shares       Percentage Ownership
Title of Class        Beneficial Owner                   Beneficially Owned     of Class
--------------        -------------------                ------------------     --------------------
Common Stock            Rich Adams                         258,334              10.2%
                        475 Ramblewood Dr.
                        Ste. 207
                        Coral Springs, FL 33071

Common Stock            Will Hartman                       318,333              12.5%

                        475 Ramblewood Dr.
                        Ste. 207
                        Coral Springs, FL 33071

Common Stock            Adrian Kesala                      277,778              10.9%
                        475 Ramblewood Dr.
                        Ste. 207
                        Coral Springs, FL 33071

Common Stock            Randy Kirk                         744,618              29.3%
                        475 Ramblewood Dr.
                        Ste. 207
                        Coral Springs, FL 33071

Common Stock            Robert Munson                      235,334               9.2%
                        475 Ramblewood Dr.
                        Ste. 207
                        Coral Springs, FL 33071

Common Stock            Total Officers & Directors (5)    1,834,397             72.1%



Change in Control

There are no arrangements, which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

On September 15, 1999, the Company entered into an employment agreement with Mr. Randol Kirk for him to provide management, product research and development, and other activities within his field of expertise to the Company. This agreement is for a term of three years from the date of execution, and provides for a salary of $120,000 for the first year of employment, $140,000 for the second year of employment and $150,000 for the third year of employment under the agreement. In addition, the agreement requires that the Company give the employee an option to purchase 100,000 shares of the common stock at $0.20 per share and 400,000 shares of restricted common stock, both of which were provided to Mr. Kirk.

This agreement is terminable upon mutual agreement of the parties, action by the Board of Directors in the event of illness or disability or material default or breach of the agreement.

There is currently an exclusive licensing agreement between the Company and Mr. Randol Kirk, the founder and President. Under the terms of this agreement, Randol Kirk is to be paid a five percent (5%) royalty based upon the total net selling price of the licensed technology and licensed products made, used or sold by the Company. Licensed technology and products consists of the irradiation devices. This agreement began on September 15, 1999 and is for a term of ten (10) years. The agreement is renewable by the Company. Under the agreement, royalties are to be paid monthly, within ten (10) days after the end of the month in which they become due. Upon default in making any payment not cured within thirty (30) days of notice, Mr. Kirk may terminate the licensing agreement. If the amount of royalty received by Mr. Kirk is less than $12,000 per fiscal quarter, including company compensation, the agreement between the parties will be terminated. As such, the rights to the licensed technology would revert back to Mr. Kirk. Should this occur, the operations of the Company could be adversely affected.

The Company is not a subsidiary of any parent company.

Item 13.  Exhibits and Reports on Form 8-K

EXHIBIT INDEX

Exhibit Description
-------------------

2     Share Exchange Agreement (incorporated by
         reference to Rad Source Technologies, Inc.
         Form 10SB, Amendment 1,Exhibit 2 filed
         November 16, 1999.)

3.1 Articles of Incorporation (incorporated by reference to Rad Source Technologies, Inc.
         Form 10SB, Amendment 1, Exhibit 3.1 filed
         November 16, 1999.)

10.1  Bylaws (incorporated by reference to Rad
         Source Technologies, Inc. Form 10SB, Amendment 1,
         Exhibit 3.2 filed November 16, 1999.)

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

10.3 Agreement between Rad Source Technologies Inc., and Capital International Holdings Inc. (incorporated by reference to Rad Source Technologies, Inc.
         Form 10SB, Amendment 1, Exhibit 10.3 filed
         November 16, 1999.)

10.4  Agreement between Rad Source Technologies
         Inc. and USI Inc. (incorporated by reference to Rad Source Technologies, Inc. Form 10SB, Amendment 1, Exhibit 10.4 filed November 16, 1999.)

10.5  2000 Stock Option Plan

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

                                        RAD SOURCE TECHNOLOGIES INC.


Dated:  December 28, 2000               /s/ Randol Kirk
        ------------------              --------------------------------------
                                        Randol Kirk, Chief Executive Officer




Dated:  December 28, 2000               /s/ William Hartman
          ------------------            ----------------------------------------
                                        William Hartman, Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated:   December 28, 2000                   /s/ Randol Kirk
                                             -----------------------------------
                                                 Randol Kirk, Director



Dated:   December 28, 2000                   /s/ Robert Munson
                                             -----------------------------------
                                                 Robert Munson, Director



Dated:   December 28, 2000                   /s/ William Hartman
                                             -----------------------------------
                                                 William Hartman, Director



Dated:   December 28, 2000                   /s/ Richard Adams
                                             -----------------------------------
                                                 Richard Adams, Director



Dated:   December 28, 2000                   /s/ Adrian Kesala
                                             -----------------------------------
                                                 Adrian Kesala, Director