Form 10QSB
period 2000-12-31
RAD SOURCE TECHNOLOGIES INC
filed 2001-02-14
CIK 1079902

                    U.S. SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                For the quarter period ended December 31, 2000

                       Commission file number 000-27859

                         Rad Source Technologies, Inc.
                (Name of Small Business Issuer in its charter)


           Florida                                      65-0882844
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


            20283 State Road 7, Ste. 107, Boca Raton, Florida 33498
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)


                                 (561) 482-9330
                          (ISSUER'S TELEPHONE NUMBER)


CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]


AS OF FEBRUARY 9, 2001 THE REGISTRANT HAD 2,545,040 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, OUTSTANDING.

                                     INDEX


                                                                                     PAGE
                                                                                    NUMBER

Part I.  Financial Information

     Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - December 31, 2000                                3

         Consolidated Statements of Operations - Three Months
         Ended December 31, 2000 and 1999                                              4

         Consolidated Statements of Cash Flows - Three Months
         Ended December 31, 2000 and 1999                                              5

         Notes to Financial Statements                                                 6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                7

Part II.  Other Information                                                            9

Signatures                                                                             9

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2000
                                  (UNAUDITED)





ASSETS

Current assets:
     Cash                                                              $    35,116
     Accounts receivable                                                   134,112
     Inventory                                                              66,109
     Prepaid expense                                                         8,085
                                                                       -----------

        Total current assets                                               243,422

     Computer equipment, net                                                 7,947
     Other assets                                                            1,000
                                                                       -----------

                                                                       $   252,369
                                                                       ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Notes payable                                                     $    10,000
     Accounts payable                                                      130,423
     Accrued expenses                                                      158,108
     Accounts payable - stockholders                                       196,430
     Notes payable to stockholders                                          31,800
                                                                       -----------
        Total current liabilities                                          526,761
                                                                       -----------

Stockholders' deficit

     Common stock, par value $.001; 50,000,000 shares authorized;
        2,545,040 issued and outstanding                                     2,545
     Additional paid-in capital                                          4,479,123
     Accumulated deficit                                                (4,756,060)
                                                                       -----------

        Total stockholders' deficit                                       (274,392)
                                                                       -----------
                                                                       $   252,369
                                                                       ===========


   The accompanying notes are an integral part of these financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                       DECEMBER 31,
                                              -----------------------------
                                                  2000              1999
                                              -----------       -----------


Sales                                         $   378,100       $    89,000
Cost of sales                                     217,974            56,500
                                              -----------       -----------
     Gross profit                                 160,126            32,500
                                              -----------       -----------

Expenses:
     Research and development                       3,044            41,358
     Selling, general and administrative          161,504            90,500
                                              -----------       -----------
        Total expenses                            164,548           131,858
                                              -----------       -----------
Loss before other income (expense)                 (4,422)          (99,358)
                                              -----------       -----------
Other income (expense):
     Interest expense                                (357)             (250)
                                              -----------       -----------
Net loss                                      $    (4,779)      $   (99,608)
                                              ===========       ===========
Earnings per share - basic and diluted        $     (0.00)      $     (0.04)
                                              ===========       ===========
Weighted average shares outstanding             2,477,540         2,410,040
                                              ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                        --------       --------
                                                          2000           1999
                                                        --------       --------

Cash flow used by operating activities:

   Net loss                                             $ (4,779)      $(99,608)
    Adjustments to reconcile net loss to net cash
      used in operating activities                        16,177            173
    Change in operating assets and liabilities           (75,378)        72,768
                                                        --------       --------
             Net cash used by operating activities       (63,980)       (26,667)

Cash flows used by investing activities                   (3,224)            --

Cash flows provided from financing activities             50,000             --

              Net decrease in cash                       (17,204)       (26,667)

Cash, beginning of period                                 52,320         28,044
                                                        --------       --------
Cash, end of period                                     $ 35,116       $  1,377
                                                        --------       --------
    Cash paid for interest                              $     --       $     --
                                                        ========       ========
    Income taxes paid during the year                   $     --       $     --
                                                        ========       ========



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

The results of operations for the three months ended December 31, 2000 are not necessarily indicative of the results to be expected for the year ended September 30, 2001.

The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2000 filed as part of the Company's form 10-KSB.

NOTE 2  UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. While undertaking the above, the Company must continue to operate on cash flow generated from working capital and loans and contributions from stockholders. Although, the Company's losses are declining, falling from $99,608 in the prior comparative three months ended December 31, 1999 to $4,779 in the current three month period ended December 31, 2000, it has yet to generate a profit. In addition, the Company has had a shareholders' deficit for the past year, now with a balance of $274,392. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to increase its marketing efforts and sales of units in an effort to generate positive cash flow. Additionally, the Company may seek to raise equity by converting existing debt, and may continue to rely on vendors and service providers for periodic payment deferrals and cost reductions to improve liquidity, and sustain operations. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3  STOCK OPTIONS AND SALE OF STOCK

On November 6, 2000, the Company's board of directors approved the 2000 Stock Option Plan (the "2000 Plan") and reserved 800,000 shares of the Company's common stock for issuance. Also, as of December 1, 2000, the Company granted 170,000 stock options from the 2000 Plan at an exercise price equal to the closing price for the Company's common stock on December 1, 2000. The stock options are exercisable for a period of three years from the date of grant.

During November 2000, the Company sold 135,000 shares of restricted common stock to an individual and his wife for $50,000. The individual is the president of one of the Company's vendors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's consolidated financial condition and consolidated results of operations should be read in conjunction with the financial statements and notes contained herein as well as the Company's September 30, 2000 form 10-KSB.

Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward-looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, the results of financing efforts, the effects of economic conditions and trade, legal, social, and economic risks, such as licensing, and, trade restrictions; and the results of the Company's business plan. Such forward-looking statements are subject to risks and uncertainties. Consequently, our actual results could materially differ from those anticipated in these forward-looking statements.

Financial Condition

The Company's net cash used by operations in the quarter ended December 31, 2000 was $63,980 and is primarily the result of increased inventories and accounts receivable due to higher sales volumes. Cash flows used by investing activities during the quarter consist of the purchase of test equipment used to service the Company's products. Cash flows provided by financing activities consist of the sale of 135,000 shares of the Company's common stock for the sum of $50,000.

The Company's working capital consists of a deficit of $283,339 and a working capital ratio of 0.46. This poor liquidity position is the result of the Company's delay in its initial product introduction and commercial roll-out in fiscal 1999 and its original undercapitalization as a result. In order to improve its financial condition, the Company must become profitable, raise additional equity either directly or through the conversion of existing debt, and must continue to rely on vendors, service providers and management for periodic payment deferrals and/or cost reductions, to improve liquidity and sustain its operations. Toward these ends, in the current quarter, the Company utilized stock options as a means of non-cash compensation to both employees and service providers, has increased sales and customer deposits on future deliveries, sold 135,000 restricted shares of stock in November 2000 for the sum of $50,000, and has substantially reduced its net loss to $4,779 from $99,608 in the prior comparative quarter ended December 31, 1999. The Company has maintained positive relationships with its primary vendors who continue to respond to the Company's production requirements. Notwithstanding positive trends in revenues and cash flows, it should be noted that there remains a high degree of risk and uncertainty with respect to the Company's ability to continue its positive revenue and cash flow trends.

Over the next twelve months, the Company anticipates continuing operational growth and therefore an increase in costs and operating expenses related to payroll, additional sales efforts, and product development. Therefore, management expects an ongoing need for capital over the next twelve months.

Regarding the Company's satisfaction of these cash requirements over the next twelve months, management believes it will meet these only if the Company is successful in maintaining its sales growth and positive cash flow trend, as well as utilize other actions (raising additional capital or deferring payments) to maintain its operations. In the event the trends change and other methods which have been previously utilized by the Company to maintain necessary liquidity for operations are no longer available, the effect on the Company would be significantly adverse.

Results of Operations

First Quarter Ended December 31, 2000 Compared to First Quarter Ended December 31, 1999

Sales increased 344.8% to $378,100 primarily as the result of an increase in the number of units delivered over the prior comparative quarter. The gross profit has increased by 393.7% as the result of increased sales and the gross margin has increased from 36.5% to 42.3% as the result of a net increase in the sales price of the Company's RS3000 blood irradiator as compared to the prior comparative quarter.

Research and Development costs have decreased $38,314 to $3,044 in the current quarter ended as the result of completing the design and development of the RS 3000 and RS 2000. The Company continues to evaluate other products for development. Therefore this expense is not expected to be eliminated and, in fact, will be subject to fluctuation, depending on managements' evaluation of potential products and projects. Because of the Company's significant capital constraints, research and development has been elastic.

Selling, general and administrative expenses grew 78.4% to $161,504 from $90,500. This is the general result of increased unit sales and operations to support growth which has contributed to additional employees and resultant payroll cost increases, as well as related support cost increases.

PART II  OTHER INFORMATION

ITEM 1 through ITEM 5

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

None

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2000.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Rad Source Technologies, Inc.

Dated:  February 14, 2000           By: /s/ Randol Kirk
                                       -----------------
                                    Randol Kirk, Chief Executive Officer

Dated:  February 14, 2000           By:/s/ William Hartman
                                       -------------------
                                    William Hartman, Executive Vice President
                                    and Chief Financial Officer