Form 10QSB
period 2001-03-31
RAD SOURCE TECHNOLOGIES INC
filed 2001-05-14
CIK 1079902

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended March 31, 2001

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

                                 (561) 482-9330
                           (Issuer's Telephone Number)

              475 Ramblewood Dr., Ste. 207, Coral Springs, FL 33071
                 (Former Address of Principal Executive Offices)

CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

AS OF MAY 9, 2001 THE REGISTRANT HAD 2,545,040 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, OUTSTANDING.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

Part I.  Financial Information

     Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - March 31, 2000                        3

         Consolidated Statements of Operations - Three Months
           and Six Months Ended March 31, 2001 and 2000                     4

         Condensed Consolidated Statements of Cash Flows -
           Six Months Ended March 31, 2001 and 2000                         5

         Notes to Financial Statements                                      6

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations               7

Part II.  Other Information                                                10

Signatures                                                                 11

                  Rad Source Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                 March 31, 2001
                                  (Unaudited)



Assets

Current assets:
  Cash                                                    $   116,538
  Accounts receivable                                          14,683
  Inventory                                                    80,290
  Prepaid expense                                               4,325
                                                          -----------
      Total current assets                                    215,836

  Equipment, net                                               13,531
  Other assets                                                  6,211
                                                          -----------
                                                          $   235,578
                                                          ===========

Liabilities and Stockholders' Deficit

Current liabilities:
  Notes payable                                           $    10,000
  Accounts payable                                            133,432
  Accrued expenses and other liabilities                      165,983
  Accounts payable - stockholders                             180,856
  Notes payable to stockholders                                31,800
                                                          -----------
      Total current liabilities                               522,071
                                                          -----------

Stockholders' deficit
  Common stock, par value $.001; 50,000,000
   shares authorized; 2,545,040 issued and
   outstanding                                                  2,545
  Additional paid-in capital                                4,479,123
  Accumulated deficit                                      (4,768,161)
                                                          -----------
      Total stockholders' deficit                            (286,493)
                                                          -----------
                                                          $   235,578
                                                          ===========




The accompanying notes are an integral part of these financial statements.

                  Rad Source Technologies, Inc. and Subsidiary
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                             Three months ended             Six months ended
                                                                  March 31,                      March 31,
                                                          -------------------------     -------------------------
                                                             2001           2000           2001           2000
                                                          ----------     ----------     ----------     ----------
Sales                                                     $  477,790     $  159,575     $  855,890     $  248,575
Cost of sales                                                269,741         98,367        487,715        154,867
                                                          ----------     ----------     ----------     ----------
  Gross profit                                               208,049         61,208        368,175         93,708
                                                          ----------     ----------     ----------     ----------
Expenses:
  Research and development                                    33,191                        36,235         41,358
  Selling, general and administrative                        186,959         81,234        348,820        171,984
                                                          ----------     ----------     ----------     ----------
      Total expenses                                         220,150         81,234        385,055        213,342
                                                          ----------     ----------     ----------     ----------

Net loss                                                     (12,101)       (20,026)       (16,880)      (119,634)
                                                          ----------     ----------     ----------     ----------
Earnings per share - basic and diluted                    $    (0.00)    $    (0.01)    $    (0.01)    $    (0.05)
                                                          ==========     ==========     ==========     ==========
Weighted average shares outstanding                        2,545,040      2,410,040      2,511,290      2,410,040
                                                          ==========     ==========     ==========     ==========





The accompanying notes are an integral part of these financial statements.

                  Rad Source Technologies, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                    Six months ended
                                                                        March 31,
                                                               --------------------------
                                                                 2001             2000
                                                               --------         ---------
Cash flow provided (used) by operating activities:
  Net loss                                                     $(16,880)        $(119,634)
  Adjustments to reconcile net loss to net cash
   provided (used) in operating activities                       16,874               462
  Change in operating assets and liabilities                     29,942            96,558
                                                               --------         ---------
      Net cash provided (used) by operating activities           29,936           (22,614)

Cash flows used by investing activities                         (15,718)               --

Cash flows provided from financing activities                    50,000                --
                                                               --------         ---------

      Net increase (decrease) in cash                            64,218           (22,614)

Cash, beginning of period                                        52,320            28,044
                                                               --------         ---------
Cash, end of period                                            $116,538         $   5,430
                                                               --------         ---------
  Cash paid for interest                                       $     --         $      --
                                                               ========         =========
  Income taxes paid during the year                            $     --         $      --
                                                               ========         =========





The accompanying notes are an integral part of these financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying interim consolidated financial data are unaudited; however, in the opinion of management, the interim data include all adjustments necessary for a fair presentation of the results for interim periods. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months and six months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ended September 30, 2001.

The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2000, filed as part of the Company's form 10-KSB.

NOTE 2 - UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. While undertaking the above, the Company must continue to operate from cash flow generated by working capital and loans and contributions from stockholders, none of which are assured. Although the Company's losses are declining, falling from $119,634 in the prior comparative six months ended March 31, 2000 to $16,880 in the current six month period ended March 31, 2001, it has yet to generate a profit. In addition, the Company has a stockholders deficit of $286,493. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to increase its marketing efforts and sales of units in an effort to generate positive cash flow. Additionally, the Company may seek to raise equity by converting existing debt, and may continue to rely on vendors and service providers for periodic payment deferrals and cost reductions to improve liquidity and sustain operations. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

NOTE 3 - STOCK OPTIONS AND SALE OF STOCK

On November 6, 2000, the Company's board of directors approved the 2000 Stock Option Plan (the "2000 Plan") and reserved 800,000 shares of the Company's common stock for issuance. Also, as of December 1, 2000, the Company granted 170,000 stock options from the 2000 Plan to employees and consultants at an exercise price equal to the closing price for the Company's common stock on December 1, 2000. The stock options are exercisable for a period of three years from the date of grant.

During November 2000, the Company sold 135,000 shares of restricted common stock to an individual and his wife for $50,000. The individual is the president of one of the Company's vendors.

NOTE 4 - COMMITMENTS

In February, the Company moved its offices to Boca Raton, FL. The Company has entered into a one year lease and services commitment totaling $38,160, payable monthly, ending in January 2002. The agreement includes the provision of office space as well as certain support equipment and services including utilities, telephone, high-speed internet, and reception.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's consolidated financial condition and consolidated results of operations should be read in conjunction with the financial statements and notes contained herein as well as the Company's September 30, 2000 form 10-KSB.

Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward-looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, the results of financing efforts, the effects of economic conditions and trade, legal, social, and economic risks, such as licensing and trade restrictions; and the results of the Company's business plan. Such forward-looking statements are subject to risks and uncertainties. Consequently, actual results could materially differ from those anticipated in these forward-looking statements.

FINANCIAL CONDITION

The Company's net cash provided by operations in the six months ended March 31, 2001 was $29,936. Although inventories increased, this cash use was eclipsed by receivables collections and customer order deposits. Cash flows used by investing activities during the quarter consisted primarily of the purchase of test equipment used to service the Company's products. Cash flows provided by financing activities consist of the sale of 135,000 shares of the Company's common stock for the sum of $50,000.

The Company's working capital consists of a deficit of $306,235 and a working capital ratio of 0.41. This poor liquidity position is the result of the Company's delay in its initial product introduction and commercial roll-out in fiscal 1999 that resulted in its original undercapitalization. The Company's additions to infrastructure to expand its capabilities in marketing, administration and product offerings have contributed to operating losses, thereby negatively affecting liquidity. In order to improve its financial condition, the Company must become profitable, raise additional equity either directly or through the conversion of existing debt, and must continue to rely on vendors, service providers and management for periodic payment deferrals and/or cost reductions, to improve liquidity and sustain its operations. Toward these ends, in the six months ended March 31, 2001, the Company utilized stock options as a means of non-cash compensation to both employees and consultants, has increased sales and customer deposits on future deliveries, sold 135,000 restricted shares of stock in November 2000 for the sum of $50,000, and has substantially reduced its net loss to $16,880 from $119,634 in the prior comparative six months ended March 31, 2001. The Company has maintained positive relationships with its primary vendors who continue to respond to the Company's production requirements. Notwithstanding positive trends in revenues and cash flows, it should be noted that there remains a high degree of risk and uncertainty with respect to the Company's ability to continue its positive revenue and cash flow trends.

Over the next twelve months, the Company anticipates continued growth in operations and therefore an increase in costs and operating expenses related to payroll, additional sales efforts, and product development. Therefore, management expects an ongoing need for capital over the next twelve months.

Regarding the Company's satisfaction of these cash requirements over the next twelve months, management believes it will meet these only if the Company is successful in maintaining its sales growth and positive cash flow trend, as well as utilizing other actions (raising additional capital or deferring payments) to maintain its operations. In the event the trends change and other methods which have been previously utilized by the Company to maintain necessary liquidity for operations are no longer available, the effect on the Company would be significantly adverse.

RESULTS OF OPERATIONS

Second Quarter Ended March 31, 2001 Compared to Second Quarter Ended March 31, 2000

Sales increased 199.4% to $477,790 primarily as the result of an increase in the number of RS 3000 and RS 2000 units delivered over the prior comparative quarter. The gross profit has increased by 240% as the result of increased sales and the gross margin has increased from 38.4% to 43.5% as the result of an increase in the sales price of the Company's products including the RS 3000 blood irradiator and the RS 2000 biological irradiator.

Research and Development costs are those incurred by the Company for materials and external consultants. Research and Development costs incurred in the quarter ended

March 31, 2001 relate to upgrades and innovations for the Company's existing products (which may also have other applications) as well as expansion into non-irradiation applications of x-ray including imaging. As a result, in April 2001, the Company introduced its first imaging product, the RS 1000. The Company continues to evaluate other products for development and therefore this expense is subject to fluctuation, depending on managements' evaluation of potential products and projects as well as capital availability.

Selling, general and administrative expenses grew 130% to $186,959 from $81,234. This is the general result of increased unit sales and operations to support growth. Sales Commissions account for approximately $26,000 of the increase and personnel costs rose approximately $69,000 due to the addition of personnel and salary increases. The remaining increase is attributable to general costs required to support a larger operation.

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

Sales increased 244% to $855,890 primarily as the result of an increase in the number of RS 3000 and RS 2000 units delivered over the prior comparative period. Gross profit increased by 293% as the result of increased sales and the gross margin has increased from 37.7% to 43.0% as the result of an increase in the sales price of the Company's products including the RS 3000 blood irradiator and the RS 2000 biological irradiator.

Research and Development costs incurred in the quarter ended March 31, 2001 relate to upgrades and innovations for the Company's existing products (which may also have other applications) as well as expansion into imaging applications of x-ray. As a result, in April 2001, the Company introduced its first imaging product, the RS 1000 digital imager. In the prior comparative six months, Research and Development costs related primarily to the original RS 3000 and RS 2000 products. The Company continues to evaluate other products for development and, therefore, this expense is subject to fluctuation, depending on managements' evaluation of potential products and projects as well as capital availability.

Selling, general and administrative expenses grew 103% to $348,820 from $171,984. This is the general result of increased unit sales and operations to support growth. Sales Commissions account for approximately $38,000 of the increase and personnel costs rose approximately $127,000 due to the addition of personnel and salary increases. The remaining increase is attributable to general costs required to support a larger operation.

PART II.  OTHER INFORMATION

ITEM 1. Not applicable.

ITEM 2.

During November 2000, the Company sold 135,000 shares of restricted common stock to an individual and his wife for $50,000. The individual is the president of one of the Company's vendors. Since the buyers are sophisticated investors and had access to appropriate information concerning the Company, this sale is exempt under Section 4(2) of the Securities Exchange Act of 1933.

ITEM 3 - 6 Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

            None

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Rad Source Technologies, Inc.

Dated:  May 11, 2001               By: /s/ Randol Kirk
                                       -----------------------------------------
                                   Randol Kirk, Chief Executive Officer

Dated:  May 11, 2001               By: /s/ William Hartman
                                       -----------------------------------------
                                   William Hartman, Executive Vice President and
                                   Chief Financial Officer