Form 10QSB
period 2001-06-30
RAD SOURCE TECHNOLOGIES INC
filed 2001-08-14
CIK 1079902

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended June 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2001 the Registrant had 2,545,040 shares of common stock, $.001 par value per share, outstanding.

                                      INDEX

                                                                   Page
                                                                  Number
                                                                  ------
Part I.  Financial Information

     Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - June 30, 2001                  3

         Consolidated Statements of Operations - Three Months
          and Nine Months Ended June 30, 2001 and 2000               4

         Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended June 30, 2001
          and 2000                                                   5

         Selected Notes to Financial Statements                      6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                             7

Part II.  Other Information                                         10

Signatures                                                          11

                  Rad Source Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                 June 30, 2001
                                  (Unaudited)



                                                              ($'s in Thousands)
                                                              ------------------
ASSETS
Current assets:
     Cash                                                          $   103
     Accounts receivable                                                57
     Inventory                                                          81
     Prepaid and other                                                  14
                                                                   -------
        Total current assets                                           255
                                                                   =======

     Equipment, net                                                     14
     Other assets                                                        6
                                                                   -------
                                                                   $   275
                                                                   =======

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Notes payable                                                 $    10
     Accounts payable                                                  138
     Accrued expenses and other liabilities                            209
     Accounts payable - stockholders                                   173
     Notes payable to stockholders                                      32
                                                                   -------
        Total current liabilities                                      562
                                                                   -------

Stockholders' deficit
     Common stock, par value $.001; 50,000,000 shares authorized;
        2,545,040 issued and outstanding                                 3
     Additional paid-in capital                                      4,479
     Accumulated deficit                                            (4,769)
                                                                   -------
        Total stockholders' deficit                                   (287)
                                                                   -------
                                                                   $   275
                                                                   =======



   The accompanying notes are an integral part of these financial statements.

                   Rad Source Technologies, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)




                                                         ($'s in Thousands, except per share data)
                                              -----------------------------------------------------------------
                                                    Three months ended                    Nine months ended
                                                         June 30,                             June 30,
                                              -----------------------------       -----------------------------
                                                  2001               2000               2001               2000
                                              -----------       -----------       -----------       -----------
Sales                                         $       466       $       200       $     1,322       $       448
Cost of sales                                         274               112               761               267
                                              -----------       -----------       -----------       -----------

     Gross profit                                     192                88               561               181
                                              -----------       -----------       -----------       -----------

Expenses:
     Research and development                          14                 2                50                44
     Selling, general and administrative              178               133               528               304
                                              -----------       -----------       -----------       -----------

        Total expenses                                192               135               578               348
                                              -----------       -----------       -----------       -----------

Net loss                                               (0)              (47)              (17)             (167)
                                              -----------       -----------       -----------       -----------

Earnings per share - basic and diluted        $     (0.00)      $     (0.02)      $     (0.01)      $     (0.07)
                                              ===========       ===========       ===========       ===========

Weighted average shares outstanding             2,545,040         2,410,040         2,522,090         2,410,040
                                              ===========       ===========       ===========       ===========







   The accompanying notes are an integral part of these financial statements.

                   Rad Source Technologies, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)




                                                                    ($'s in Thousands)
                                                                    Nine months ended
                                                                        June 30,
                                                                   -----------------
                                                                   2001         2000
                                                                   -----       -----
Cash flow provided (used) by operating activities:
   Net loss                                                        $ (17)      $(167)
    Adjustments to reconcile net loss to net cash
      provided (used) in operating activities                         18           1
    Change in operating assets and liabilities                        18         147
                                                                   -----       -----

             Net cash provided (used) by operating activities         19         (19)

Cash flows used by investing activities                              (18)         (2)

Cash flows provided from financing activities                         50          --
                                                                   -----       -----

              Net increase (decrease) in cash                         51         (21)

Cash, beginning of period                                             52          28
                                                                   -----       -----
Cash, end of period                                                $ 103       $   7
                                                                   =====       =====
Supplemental disclosure of cash flow information:
    Cash paid for interest                                         $  --       $  --
                                                                   =====       =====
    Income taxes paid during the period                            $  --       $  --
                                                                   =====       =====




   The accompanying notes are an integral part of these financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - UNAUDITED INTERIM INFORMATION

The accompanying interim consolidated financial statements are unaudited; however, in the opinion of management, the interim statements include all adjustments necessary for a fair presentation of the results for interim periods. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months and nine months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ended September 30, 2001.

The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2000, filed as part of the Company's form 10-KSB.

NOTE 2  UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. While undertaking the above, the Company must continue to operate from cash flow generated by working capital and loans and contributions from stockholders, none of which are assured. Although the Company's losses are declining, falling from $167,000 in the prior comparative nine months ended June 30, 2000 to $17,000 in the current nine-month period ended June 30, 2001, it has yet to generate a profit. In addition, the Company has a stockholders deficit of $287,000. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 4  COMMITMENTS

In February 2001, the Company moved its offices to Boca Raton, Florida. The Company has entered into a one year lease and services commitment totaling $38,160, payable monthly, ending in January 2002. The agreement includes office space as well as certain support equipment and services including utilities, telephone, high-speed internet, and reception.

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

FINANCIAL CONDITION

The Company's net cash provided by operations in the nine months ended June 30, 2001 was $19,000. This is attributed to an increase in accruals and accounts payable as well as the use of non-cash compensation for legal and sales services. Cash flows used by investing activities during the first nine months consisted primarily of the purchase of computers and test equipment to service the Company's products. Cash flows provided by financing activities consisted of the sale of 135,000 shares of the Company's common stock for $50,000.

The Company's working capital consists of a deficit of $307,000 and a working capital ratio of 0.49. This poor liquidity position is the result of the Company's delay in its initial product introduction and commercial roll-out in fiscal 1999 that resulted in its original undercapitalization. The Company's expanded capabilities in marketing, administration, operations and product offerings have contributed to operating losses. In order to improve its financial condition, the Company must become profitable, raise additional equity either directly or through the conversion of existing debt, and must continue to rely on vendors, service providers and management for periodic payment deferrals and/or cost reductions, to improve liquidity and sustain its operations. Toward these ends, in the nine months ended June 30, 2001, the Company utilized stock options as a means of non-cash compensation to both employees and consultants, increased sales and customer deposits on future deliveries, sold 135,000 restricted shares of stock in November 2000 for the sum of $50,000, and substantially reduced its net loss to $17,000 from $167,000 in the prior comparative nine months ended June 30, 2001. The Company believes its relationships with its primary vendors continue to be favorable and they continue to respond to the Company's production requirements. Notwithstanding positive trends in revenues and cash flows, it should be noted that there remains a high degree of risk and uncertainty with respect to the Company's ability to continue its positive revenue and cash flow trends. The Company's current revenues are concentrated in a narrow line of irradiation products that have limited markets. Although management believes these products have significant competitive advantages, changes in the market, customer characteristics, competitors, and similar factors, could have a detrimental effect on the Company.

In an effort to offset its product concentration, the Company produced and introduced an industrial imaging product, the RS 1000, in April 2001. Although no sales of this product have occurred, the Company will continue to dedicate financial and management resources in hopes of establishing an additional revenue base. Although the Company believes this product is competitive, it will be subject to market acceptance, economic production, applications suitability, and related other risks and, therefore, no assurances can be made as to any favorable future financial impact it may have on the Company.

Over the next twelve months, the Company anticipates continued growth in operations and therefore an increase in costs and operating expenses related to payroll, additional sales efforts, and product development. Consequently, management expects an ongoing need for capital over the next twelve months.

The Company's satisfaction of these cash requirements over the next twelve months will be met only if the Company is successful in achieving additional sales growth and generating positive cash flow, as well as utilizing other actions (raising additional capital or deferring payments) to maintain its operations. In the event the trends change and other methods, which have been previously utilized by the Company to maintain necessary liquidity for operations, are no longer available, the adverse effect on the Company would be significant.

RESULTS OF OPERATIONS

THIRD QUARTER ENDED JUNE 30, 2001 COMPARED TO THIRD QUARTER ENDED JUNE 30, 2000

Sales increased 133% to $466,000 primarily as the result of an increase in the number of RS 3000 and RS 2000 units delivered compared to the prior year's quarter. Gross profit has increased by 118% as the result of increased sales. Gross margin has decreased from 44% to 41%. This decline in gross margin is attributed to an increase in costs of goods sold related to component and service costs for the quarter.

Research and Development costs are those incurred by the Company for materials and external consultants. Research and Development costs incurred in the quarter ended June 30, 2001 related to upgrades and innovations for the Company's existing products (which may also have other applications) as well as our expansion into non-irradiation applications of x-ray. In April 2001, the Company introduced its first imaging product, the RS 1000. The Company continues to evaluate other products for development and, therefore, this expense is subject to fluctuation, depending on managements' evaluation of potential products and projects as well as capital availability.

Selling, general and administrative expenses grew 34% to $178,000 from $133,000. This increase is primarily attributed to additional personnel, related support costs and rent.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO NINE MONTHS ENDED JUNE 30, 2000

Sales increased 195% to $1,322,000 primarily as the result of an increase in the number of RS 3000 and RS 2000 units delivered over the prior comparative period. Gross profit increased by 210% as the result of increased sales. The gross margin increased from 40% to 42% as the result of an increase in the sales price of the Company's products including the RS 3000 blood irradiator and the RS 2000 biological irradiator.

Research and Development costs incurred in the nine months ended June 30, 2001 related to upgrades and innovations for the Company's existing products (which may also have other applications) as well as our expansion into imaging applications of x-ray. In April 2001, the Company introduced its first imaging product, the RS 1000 digital imager. In the prior comparative nine months, Research and Development costs related to the RS 3000 and RS 2000 product line and similar irradiation techniques. The Company continues to evaluate other products for development and, therefore, this expense is subject to fluctuation, depending on managements' evaluation of potential products and projects and capital availability.

Selling, general and administrative expenses grew 74% to $528,000 from $304,000. Due to additional sales, $38,000 of the increase is attributable to commissions. The remaining increase is attributed to additional personnel and related support costs generally associated with a larger operation.

PART II  OTHER INFORMATION

ITEM 1 Not applicable.

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

ITEM 3 - 6 Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

None

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Rad Source Technologies, Inc.



Dated:  August 14, 2001              By: /s/ Randol Kirk
                                         ---------------------------------------
                                     Randol Kirk, Chief Executive Officer




Dated:  August 14, 2001              By: /s/ William Hartman
                                         ---------------------------------------
                                     William Hartman, Executive Vice President
                                     and Chief Financial Officer