Form 10KSB40
period 2001-09-30
RAD SOURCE TECHNOLOGIES INC
filed 2001-12-31
CIK 1079902

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

                          Commission file number 27859

                          RAD SOURCE TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its charter)

           FLORIDA                                       65-0882844
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             20283 STATE ROAD 7, BOCA RATON, FL            33498
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $1,588,970

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price at December 20, 2001 was $603,872. At December 20, 2001, the issuer had 8,185,111 shares of common stock, par value $.001 issued and outstanding.

                                TABLE OF CONTENTS

                                     Part I

                                                                          Page
                                                                          ----
Item 1.  Description of Business                                           1
Item 2.  Description of Property                                           3
Item 3   Legal Proceedings                                                 4
Item 4.  Submission of Matters to a Vote of
         Security Holders                                                  4
                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters          4

Item 6.  Management's Discussion and Analysis or Plan of operation         4

Item 7.  Financial Statements                                              9

Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure                               10

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                 10

Item 10. Executive Compensation                                            11

Item 11. Security Ownership of Certain Beneficial owners and Management    12

Item 12. Certain Relationships and Related Transactions                    14

Item 13. Exhibits and Reports on Form 8-K                                  14

                  CAUTION REGARDING FORWARD-LOOKING INFORMATION
                  ---------------------------------------------

THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS AND INFORMATION RELATING TO THE COMPANY THAT ARE BASED ON THE BELIEFS OF THE COMPANY OR MANAGEMENT AND ASSUMPTIONS,MADE BY AND INFORMATION CURRENTLY AVAILABLE TO THE COMPANY OR MANAGEMENT. WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT" AND "INTEND" AND SIMILAR EXPRESSIONS, AS THEY RELATE TO THE COMPANY OR ITS MANAGEMENT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS REFLECT THE CURRENT VIEW OF THE COMPANY REGARDING FUTURE EVENTS AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THE RISKS AND UNCERTAINTIES NOTED. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE DESCRIBED HEREIN AS ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED OR INTENDED. IN EACH INSTANCE, FORWARD-LOOKING INFORMATION SHOULD BE CONSIDERED IN LIGHT OF THE ACCOMPANYING MEANINGFUL CAUTIONARY STATEMENTS HEREIN.

PART I

References herein to the "Company" refer to Rad Source Technologies, Inc. and its subsidiary.

Item 1. Description of Business

Business Development
--------------------

The Company was incorporated in the State of Florida on July 2, 1990 as Computer Vending, Inc. On December 24, 1998, the Company entered into an agreement with Rad Source, Inc. (hereinafter "Rad Source"), a Florida corporation, and the holders of 100% of their issued and outstanding shares, whereby the Company acquired all of the outstanding shares of Rad Source in exchange for 2,278,266 newly issued shares of the Company. At the closing of the transaction, the shareholders of Rad Source obtained control of the Company, and the Company changed the name to Rad Source Technologies, Inc. The existing directors and executive officers resigned and were replaced by designees of Rad Source, which became the wholly owned subsidiary.

Rad Source was incorporated in the State of Florida in October of 1996 and has been conducting research and developing products based on x-ray technology since its inception.

Business of the Company
-----------------------

The Company is in the business of researching, developing and producing commercially viable products that utilize non-radioactive source radiation technology. The Company's historical efforts have been in the area of developing x-ray based equipment which can be substituted for that which utilizes radioactive isotopes to produce radiation. Non-radioactive source technology can be used in a variety of industries and the Company believes its expertise can be applied to a wide variety of applications including those which require the effect of radiation on objects or organisms (irradiation) or those used to obtain images of items.

The Company has developed and currently sells irradiation equipment that produces radiation utilizing x-rays, thereby eliminating the need for radioactive sources. Radiation producing equipment is used in a variety of applications ranging from medical equipment sterilization to biological research. Radiation can be used to eliminate reproduction of harmful organisms (applications include food and medical product sterilization, where bacteria would otherwise be a human threat), or alter the effect of active cells, as is the case with white blood cells in blood irradiation applications, which otherwise would harm immuno-deficient patients. Unlike the Company's equipment, radioactive source equipment is highly regulated and requires certain safety precautions due to the nature of the source. That is, the source, generally cesium or cobalt, is a radioactive isotope and its radiation emissions cannot be

"turned off". If the source were to escape its containment, its emissions are highly hazardous. The Company has also developed imaging equipment. This equipment utilizes x-rays to obtain images of objects. Imaging is used in a variety of industries ranging from electronic component production to medical research to view either the surface or interior of both organic and inorganic substances to detect imperfections, growths, etc.

The Company has produced two commercially available irradiation products, the RS 3000 Blood Irradiator and the RS 2000 Biological Irradiator. These products utilize x-rays to produce radiation and compete with radioactive isotope based equipment. These products require electricity to produce radiation and therefore must be turned on to produce radiation and can be turned off to eliminate the production of radiation. The Company sold its first RS 3000 in August 1999 and its first RS 2000 in January 2000. Although the Company has offered these products globally, it has only sold them in the U.S.

The RS 3000 Blood Irradiator is designed to be used by hospitals and blood centers for the irradiation of blood and blood products. The RS 3000 is a non-nuclear, x-ray irradiator and has been approved by the U.S. Food and Drug Administration ("FDA"). Irradiated blood is used by healthcare institutions for immuno-deficient patients (e.g., the elderly, infants and children, cancer and AIDS patients, transplant patients, etc.). Blood irradiation equipment is a global market and is dominated by two large companies which produce nuclear-based equipment only (i.e., they utilize radioactive isotopes as their radiation source). These nuclear-based products have been serving the market for about 20 years as opposed to the RS 3000 which is relatively new to the market. The competitive radioactive source equipment is generally subject to stringent regulation. For example, in the U.S., the Nuclear Regulatory Commission ("NRC") requires compliance with its rules and regulations for operators of radioactive source equipment. This means federal licensing, periodic reporting, minimum personnel and recurrent training, and nuclear material disposal compliance are applicable. Since the Company's equipment is non-radioactive source, operators of the Company's equipment are not subject to NRC regulations. Additionally, minimum radiation shielding requirements for radioactive source equipment cause it to weigh substantially more than the Company's competitive equipment - up to 7 times as much. This virtually eliminates the mobility of competitive nuclear-based equipment and generally requires restrictive location of the equipment to reinforced flooring only. Because of the significant operational and regulatory requirements of radioactive isotope based competitive equipment, the Company believes its x-ray based products open the market to viable users who would otherwise not wish to contend with such regulatory and operational restrictions inherent with nuclear equipment.

In 2001, the Company was granted a U.S. patent on the RS 3000 by the U.S. Patent Office.

The Company also produces the RS 2000. This product is used by research institutions for conducting biological experiments used in such areas as cancer and genetic research. This is also a global market dominated by nuclear-based equipment produced by only a couple of large, global competitors. The Company introduced the RS 2000 to this market in 1999 and delivered the first unit in early 2000. The competitive nuclear-based equipment is subject to the same regulations, operational characteristics and restrictions as those competitive with the RS 3000, previously outlined. Manufacturing the RS 2000 is not subject to FDA approval, but FDA and USDA regulations cover its applications.

In 2001, the Company developed an x-ray imaging product, the RS 1000. The first production RS 1000 is expected to be completed in early 2002. This product is designed for electronic component producers and assemblers to inspect items for faults/imperfections. In addition, it is expected to have applications in non-destructive testing used in the aerospace and automotive manufacturing industries. The markets for this product are global with both domestic and foreign competitors. The Company's entry into this market is based on the RS 1000's expected performance/cost advantage over similar equipment and the ability to scale its key components for different applications (larger product testing, higher resolution of image requirements, etc.).

In October, 2001, it was discovered that Anthrax laced letters had been distributed by an unknown source or sources to various persons in the United States via the U.S. Postal Service. This raised serious concern with government officials and security institutions as to how to combat the threat of biological weapons materials conveyed through the mails. In fact, the current response to this potential threat has been to apply high-dose irradiation, on a very limited basis, to certain mail as a means to eliminate certain biological threats including Anthrax (none of the Company's equipment has been used for this purpose). Considering the recent events that lead to this, the potential market for mail irradiation cannot be determined. However, the Company has been working with a potential partner regarding the development of a non-radioactive source irradiation device that can be utilized to irradiate mail. The Company believes the planned device will deliver the radiation dose currently being applied to U.S. mail on a limited basis. The Company is in negotiations to reach definitive venture terms with the potential partner. Should these negotiations not be satisfactorily resolved, it may result in the Company not further proceeding with production of the device. No assurance can be provided that the Company will be successful in marketing this product.

The Company utilizes various vendors to supply components for its products. Assembly of its products is outsourced to subcontract integrators. Any inability by our vendors and subcontractors to deliver components or integrate our products will require the Company to re-source these components and their integration. Although, there are various other qualified vendors and integrators, the Company would anticipate time delays in shifting to alternate sources. This could affect the Company adversely.

The Company's products are sold directly by in-house personnel and through independent sales representatives. The Company's customer base is varied and the Company is not dependent on any single customer for its revenues.

The Company's RS 3000 is subject to regulation by the FDA. The RS 2000 is not directly subject to such regulation. The RS 3000 and RS 2000 are subject to Federal Regulations that require certain radiation safety specifications for radiation producing equipment. The Company's continued sale of its existing products and the development and sale of possible future products will require continued regulatory compliance. Also, commercial distribution in certain foreign countries is subject to government regulation. The process of obtaining required regulatory approvals can be lengthy, expensive and uncertain. Moreover, regulatory approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. The FDA also regulates the content of advertising and marketing materials relating to medical devices. There can be no assurance that the advertising and marketing materials related to the products will be in compliance with these regulations. The Company is also subject to other federal, state, local and foreign laws, regulations and recommendations relating to the production and use of its products. Failure to comply with applicable regulatory requirements could result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could affect the timing of, or prevent us from obtaining, future regulatory approvals. The effect of government regulation could delay us for a considerable period of time or prevent the marketing and full commercialization of future products or services that the Company may develop and/or to impose costly requirements on us. There can also be no assurance that additional regulations will not be adopted or current regulations will not be amended in such a manner as to adversely affect the operations.

The manufacture and use of irradiation equipment is highly regulated, and there can be no assurance that the Company will be able to comply with existing or future regulations or that the regulatory environment in which the Company operates will not change significantly and thus adversely effect the Company.

In the past two fiscal years, the Company has spent approximately $123,000 on research and development. The Company's research and development costs are not borne directly by its customers.

The Company is not currently subject to any special compliance requirements of any environmental laws and the Company does not anticipate any significant costs in maintaining compliance in the future.

The Company has eight employees. None of the employees are members of a union.

Item 2. Description of Property

The Company's office is located at 20283 State Road 7, Suite 107, Boca Raton, FL 33498. The facility is approximately one-thousand square feet of office space and is leased.

Item 3. Legal Proceedings

As of December 21, 2001 there are no legal proceedings pending against the Company. From time to time the Company may become involved in routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote Of Security Holders

         None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB") under the symbol IRAD. The following bid quotations have been reported for the period beginning October 1, 1999, and ending September 30, 2001:

                                                           Bid Quotation
                                                          ---------------------

               Quarterly Period                            High           Low
               ----------------                           ------         ------

               October 1, 1999     December 31, 1999      $0.625         $0.172
               January 1, 2000     March 31, 2000         $0.50          $0.172
               April 1, 2000 - June 30, 2000              $0.417         $0.135
               July 1, 2000 - September 30, 2000          $0.223         $0.063
               October 1, 2000 - December 31, 2000        $0.188         $0.104
               January 1, 2001- March 31, 2001            $0.208         $0.073
               April 1, 2001 - June 30, 2001              $0.243         $0.067
               July 1, 2001 - September 30, 2001          $0.163         $0.05

As of December 20, 2001 the bid price was $0.19.

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. Such quotes are not necessarily representative of actual transactions or of the value of the securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

As of December 20, 2001 there were approximately 85 holders of record of the Company's common stock, $0.001 par value.

The Company has never declared dividends. The Company has no restrictions limiting the ability to pay dividends, but the Company does not anticipate paying dividends in the near future.

Sale of Securities

In October 2001, the Company issued five year warrants for the purchase of 150,000 shares of the Company's common stock at an exercise price of $1.50 per share. These warrants were issued for business planning and capital acquisition consulting services. These are unregistered securities and the Company is relying on the exemption provided under Section 4(2) of the Securities Act of 1933.

In September 2001, the Company issued 150,000 shares of the Company's common stock to an investment banking firm for investment banking services. These are unregistered securities and the Company is relying on the exemption provided under Section 4(2) of the Securities Act of 1933.

In October 2001, the Company issued five year warrants for the purchase of 100,000 shares of the Company's common stock at an exercise price of $0.50 per share to a corporate image consultant for related services. These are unregistered securities and the Company is relying on the exemption provided under Section 4(2) of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company's working capital deteriorated to a deficit of $418,377 from $342,942 in 2000. This is primarily the result of funding the Company's operating loss through increased accruals and payables. The Company has a history of losses and a shareholder's deficit of $399,867. The Company must become profitable, raise additional equity, either directly or through the conversion of existing debt to equity, and must continue to rely on vendors and service providers for periodic payment deferrals and/or cost reductions, to improve liquidity and sustain its operations. In an effort to expand its revenue base, the Company expects to complete its first commercial RS 1000 digital imaging product in January 2002. Additionally, the Company has retained investment bankers in its efforts to secure the financing necessary to enable the Company to continue its growth. The Company's backlog of product orders as of December 20, 2001 grew to approximately $441,000 The Company has maintained relationships with its primary vendors who continue to respond to the Company's production requirements.

Over the next twelve months, the Company anticipates continuing growth and, therefore, an increase in costs and operating expenses related to payroll, additional sales and marketing efforts, and further product development. Therefore, management expects there to be an ongoing need for capital over the next twelve months.

Regarding the Company's satisfaction of these cash requirements over the next twelve months, management believes it will meet these only if the Company is successful in maintaining its sales growth, as well as utilizing other actions (raising additional capital or deferring payments) to maintain its operations. In the event sales growth stagnates, the Company is unable to raise capital, or methods that were utilized by the Company to maintain necessary liquidity for operations are no longer available, the effect on the Company would be adverse.

In November 2001, the Company entered into a purchase agreement to acquire an industrial imaging company. There are significant conditions to closing this acquisition including the completion of the potential acquisition's audit and the ability to satisfactorily finance the acquisition, among others. No assurances can be made these conditions will be met.

Because of the above noted issues the Company's independent auditors have issued a going concern opinion since these issues raise substantial doubt as to the Company's ability to continue as a going concern (See page F-1).

Results of Operations

Year ended September 30, 2001 compared to September 30, 2000.

Revenues increased by 146% to $1,588,970 primarily as the result of increased unit sales. Both the RS 3000 Blood Irradiator and the RS 2000 Biological Irradiator showed increased unit sales during the year. Cost of Sales increased by 135% and the Company experienced a slight improvement in its gross margin to 42% from 39% attributed to a slight product price increase during 2001.

The Company's selling, general and administrative expenses increased 80% or $309,916. Approximately $244,000 of this is attributed to an increase in payroll and support costs related to the addition of personnel to support a larger operation based on increased sales, product offerings, and service requirements. Additionally, sales commissions increased as a result of higher sales by approximately $38,000 and office rent also rose approximately $23,000.

Research and development expense increased by $62,290. During 2001, the Company developed the RS 1000 Imaging system and a high volume option for its RS 3000 Blood Irradiator. The increase in research and development is attributed primarily to costs for outside services and materials related to these two items. The effect on revenue from the RS 1000 is not expected to be felt until the second quarter of the Company's 2002 fiscal year and the high-volume option RS 3000 has already been sold during the first quarter of the Company's 2002 fiscal year. The Company expects research and development to be ongoing, limited to capital availability. The Company must continue to invest in research and development to add products to its revenue base in order to maintain growth and gain profitability.

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

There can be no assurance that the patent for the RS 3000 or other patents applied for in the future will afford protection from material infringement or that such patents will not be challenged. There also can be no assurance that the technology will not infringe upon the patents of others. In the event that any infringement claim is successful, there can be no assurance that the Company will be able to negotiate with the patent holder for a license, in which case the Company could be prevented from utilizing the subject matter claimed by the patent. In addition, there can be no assurance that the Company will be able to redesign the products to avoid infringement. The inability to utilize the subject matter of patents claimed by others, or to redesign the products to avoid infringement, could have a material adverse effect on the business.

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

The Company's founder, Mr. Kirk, is primarily responsible for the Company's existing products, performance and technical characteristics. The Company expects that additional products will be designed, developed, and/or produced primarily in concert with Mr. Kirk. Therefore, any loss of Mr. Kirk's services for any reason will have a significantly unfavorable effect on the Company. The Company holds a $1.0 million key-man insurance policy on Mr. Kirk.

The Company has experienced substantial fluctuations in its annual and quarterly operating results, and such fluctuations may continue in future periods. The Company's operating results are affected by a number of factors. Factors contributing to fluctuations in the Company's operating results include unforeseen design or manufacturing delays, price competition, functional competition (other means of accomplishing the same or similar end result), the inability to pass on cost overruns, the timing of expenditures in anticipation of increased sales, and customer product delivery requirements. In addition, the amount and timing of orders placed by customers may vary due to a number of factors, including budget timing and impact, changes in strategy, and variation in product demand attributable to, among other things, competitive factors, and general economic conditions. Any one of these factors, or a combination thereof, could adversely affect the Company's annual and quarterly results of operations.

The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Annual sales and operating results therefore depend in large part on the volume and timing of orders received during or immediately prior to the year-end, which are difficult to forecast in advance. The short lead-time for the Company's backlog also affects its ability to accurately project production and inventory levels. In addition, a significant portion of the Company's operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations.

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

The level and timing of orders placed by customers vary due to the customers' attempts to balance their cash flow, changes in customers' strategies, and variations in demand for the customers' products. Due in part to these factors, most of the Company's customers do not commit to firm orders for more than several weeks in advance of requirements. The Company's inability to forecast the level of customers orders with certainty makes it difficult to schedule production and optimize utilization of its integrators capacity. From time to time, anticipated orders from some of the Company's customers have failed to materialize and delivery schedules have been deferred as a result of changes in a customer's business needs, both of which have adversely affected the Company's operating results. On other occasions, customers have required rapid increases in production that have placed an excessive burden on the Company's resources. There can be no assurance that the Company will not experience similar fluctuations in customer demand in the future.

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

The Company is in a deficit position and has been unable to raise capital sufficient to provide a positive equity position. Although the Company has been capable of operating with a net shareholders' deficit, its ability to maintain its operations and raise revenues through introduction of new products and entrance into additional markets will be dependent on additional capital and a positive shareholder's equity position. Without additional capital, the Company's ability to satisfy existing vendors, add products, and enter other markets will be adversely affected, which will limit the ability of the Company to maintain operations, grow revenues and attain profitability.

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

Richard Adams, 55. Mr. Adams has served as a Director of the Company since December 24, 1998. Mr. Adams also performs sales representative services for the Company. He holds a B.A. from Michigan State University. Mr. Adams has had a long and distinguished career in management in the healthcare and medical field, during which he co-founded Epsilon Medical Corporation with Mr. Kirk in 1991.
He also assisted in the development of the (D.I.A.) Scan Portable Fluoroscopy Unit. From 1978 to the present, Mr. Adams was the owner and President of LifeCare Imaging International, Ltd, a fifteen (15) year old manufacturer of mobile medical suites.

William Hartman, 41. Mr. Hartman has been a Director of the Company since March 1999, and has been Executive Vice-President and Chief Financial Officer since August 2000. Mr. Hartman has been employed by the Company since April 2000 to provide strategic and financial services. Previous, he provided similar services to the Company and others, including services related to business combinations, corporate finance, and business planning. From August 1998 to May 1999, Mr. Hartman was a senior manager for Neff Corporation, an NYSE listed industrial equipment sales and leasing company, where he performed corporate reporting, planning and financial analysis functions. From October 1996 to June 1998, Mr. Hartman served as a financial advisor to a holding company for aviation investments, and from April 1998 to June 1998 served as CEO of an affiliated U.S. Part 121 freight airline. Mr. Hartman is a CPA and holds a BS in Accounting from Miami University as well as MBA and MAcc degrees from Miami University. He began his career in 1984 with Price Waterhouse.

Adrian Kesala, 57. Mr. Kesala has been a director of the Company since December 24, 1998. Mr. Kesala served as the Senior Staff Radiologist at the Columbus-Cuneo-Cabrini Medical Center in Chicago, Illinois from 1978 to 1985. He also worked as an Assistant professor of Radiology at Northwestern University in Chicago, Illinois from 1978 to 1990, and as the Director of Radiology at Swedish Covenant Hospital in Chicago, Illinois from 1985 to 19,90. Presently, Mr. Kesala is in the active practice of radiology at Resurrection Medical Center, Chicago, Illinois, where he has been since 1991.

Randol Kirk, 53. Mr. Randol Kirk is the founder of Rad Source and has served as President and Chief Executive Officer of the Company since December 1998. Mr. Kirk received his Bachelor of Arts from the University of Iowa and a Masters in Business Administration from DePaul University. Mr. Kirk's professional career as an entrepreneur in the healthcare and diagnostic imaging field has spanned over twenty-five (25) years. Prior to founding Rad Source, Mr. Kirk was the co-founder and President of Epsilon Medical Corporation ("Epsilon") from 1991 to 1995. Epsilon was a company that provided diagnostic evaluations for stroke patients in skilled nursing facilities and used equipment designed by Mr. Kirk. He sold the company to Integrated Health Services in 1995. In 1996 Mr. Kirk founded Rad Source, Inc. to develop and sell safer, non-regulated radiation application x-ray equipment as an alternative to nuclear equipment. From 1996 to date, Mr. Kirk's efforts have been directed to capital raising activities and developing the Company's RS 2000 and RS 3000 irradiators.

Robert Munson, 59. Robert Munson has served as Director of Marketing of the Company since December 24, 1998. Mr. Munson began his career with Medical Supply Company ("MSC") of Florida in 1965, where he rose to vice President and eventually partner. After the sale of MSC, he was Vice President of Sales and Marketing for Medical Resources International, which manufactured and distributed medical gloves, from 1988 to 1991.

Item 10.  Executive Compensation

The following tables and notes present, for the three fiscal years ended September 30, 2000, the compensation paid by the Company to the Company's executive officers.

Summary Compensation Table

                                                      Restricted    Securities
                                                        Stock       Underlying
Name and Principal Position      Year     Salary($)    Award(s)   Optons/SARs(#)
---------------------------      ----     --------     -------    -------------
Randol Kirk (3)                  2001      120,000                   90,000(2)
President and CEO                2000      105,000
                                 1999       20,000                  300,000(1)

William Hartman,                 2001      108,000                   75,000(2)
Exec VP and CFO                  2000       54,000

(1) These options are vested and exercisable by the holder until September 30, 2002 at an exercise price of $0.07.
(2) These options are vested and exercisable by the holder until December 1, 2003 at an exercise price of $0.13.
(3) Mr. Kirk has an employment agreement with the Company that expires September 15, 2002.

Options/SAR Grants in Last Fiscal Year:

       The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended September, 2001 to each person named in the Summary Compensation Table.

                            Number of     % of Total
Name and Principal         Underlying      Options      Exercise     Expiration
Position                   Securities      Granted       Price         Date
------------------         ----------     ----------    --------     ----------

Randol Kirk                 90,000           18%         $0.13       12/1/2003
President and CEO

William Hartman,            75,000           15%         $0.13       12/1/2003
Exec Vice Pres. and CFO


         The following table sets forth information as to the exercise of options to purchase shares of common stock during the fiscal year ended September 30, 2001 by each person named in the summary compensation table and the unexercised options held as of the end of the 2001 fiscal year.

                                Aggregated Option/SAR Exercises in Last Fiscal Year
                                         and Fiscal Year End Option Values

                                                         Number of Securities            Value of Unexercised
                                                        Underlying Unexercised               In-the-Money
                                                         Options at FY End(#)            Options at FY End($)
                         Shares
                       Acquired on       Value
Name                   Exercise(#)    Realized($)    Exercisable    Unexercisable    Exercisable    Unexercisable
----                   -----------    -----------    -----------    ------------     -----------    -------------
Randol Kirk                                            390,000
William Hartman                                        375,000

2000 Stock Option Plan

         On November 6, 2000, the board of directors adopted the 2000 Stock Option Plan. The plan made available 2,400,000 common stock purchase options for our employees, officers, directors and consultants.


     Options issued under the plan may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended.

         As of December 20, 2001 we have issued 510,000 options under the 2000 Stock Option Plan.

Additional Stock Options

         On December 1, 2000, the Company issued options to purchase shares of common stock to Mr. Richard Adams, Dr. Adrian Kesala, and Mr. Robert Munson. Each of them received an option to purchase up to 30,000 shares. The option exercise price is $0.13 and the option term is three years.

Item 11.  Security Ownership of Certain Beneficial owners and Management

The table below sets forth information with respect to the beneficial ownership of the common stock by (a) each person known by us to be the beneficial owner of five percent or more of the outstanding common stock, and (b) all executive officers and directors both individually and as a group, as of December 20, 2001. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

Security Ownership of Certain Beneficial Owners:

                                                Number of
                                                Shares            Percentage
                       Name and Address of      Beneficially      Ownership
Title of Class         Beneficial Owner         Owned             of Class
-----------------      -------------------      ------------      -----------
Common Stock           Richard Adams (1)         805,002            9.45%
                       20283 State Rd. 7,
                       Ste. 107
                       Boca Raton, FL 33498

Common Stock           William Hartman (2)     1,029,999           12.03%
                       20283 State Rd. 7,
                       Ste. 107
                       Boca Raton, FL 33498

                                                Number of
                                                Shares            Percentage
                        Name and Address of     Beneficially      Ownership
Title of Class          Beneficial Owner        Owned             of Class
-----------------       -------------------     ------------      -----------
Common Stock            Ken Kaiser               420,000            5.13%
                        126 Sohier Road
                        Beverly, MA 01915

Common Stock            Adrian Kesala (3)        863,334           10.14%
                        20283 State Rd. 7,
                        Ste. 107
                        Boca Raton, FL 33498

Common Stock            Randol Kirk (4)        2,133,354           24.88%
                        20283 State Rd. 7,
                        Ste. 107
                        Boca Raton, FL 33498

Common Stock            Robert Munson (5)        676,002            7.94%
                        20283 State Rd. 7,
                        Ste. 107
                        Boca Raton, FL 33498

Security Ownership of Management:

Common Stock            Richard Adams (1)        805,002            9.45%
                        20283 State Rd. 7,
                        Ste. 107
                        Boca Raton, FL 33498

Common Stock            William Hartman (2)    1,029,999           12.03%
                        20283 State Rd. 7,
                        Ste. 107
                        Boca Raton, FL 33498

Common Stock            Adrian Kesala (3)        863,334           10.14%
                        20283 State Rd. 7,
                        Ste. 107
                        Boca Raton, FL 33498

Common Stock            Randol Kirk (4)        2,133,354           24.88%
                        20283 State Rd. 7,
                        Ste. 107
                        Boca Raton, FL 33498

Common Stock            Robert Munson (5)        676,002            7.94%
                        20283 State Rd. 7,
                        Ste. 107
                        Boca Raton, FL 33498

All officers and directors as a group          5,507,691           55.41%

(1) Includes 300,000 stock options immediately exercisable at an exercise price of $0.07 expiring September 30, 2002 and 30,000 options immediately exercisable at an exercise price of $0.13 expiring December 1, 2003.

(2) Includes 300,000 stock options immediately exercisable at an exercise price of $0.07 expiring September 30, 2002 and 75,000 options immediately exercisable at an exercise price of $0.13 expiring December 1, 2003.

(3) Includes 300,000 stock options immediately exercisable at an exercise price of $0.07 expiring September 30, 2002 and 30,000 options immediately exercisable at an exercise price of $0.13 expiring December 1, 2003.

(4) Includes 300,000 stock options immediately exercisable at an exercise price of $0.07 expiring September 30, 2002 and 90,000 options immediately exercisable at an exercise price of $0.13 expiring December 1, 2003.

(5) Includes 300,000 stock options immediately exercisable at an exercise price of $0.07 expiring September 30, 2002 and 30,000 options immediately exercisable at an exercise price of $0.13 expiring December 1, 2003.

Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in their ownership of common stock and other equity securities of Viragen (Europe). Officers, directors and greater than ten percent (10%) stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.

         To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended September 30, 2001, all
Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners were completed and timely filed.

Change in Control

There are no arrangements, which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

One of the Company's vendors, Livingston Products, Inc. is the owner of approximately 250,000 shares of the Company's common stock. As of September 30, 2001, the Company's accounts payable due to Livingston Products, Inc. was approximately $108,000.

Item 13.  Exhibits and Reports on Form 8-K

                                 EXHIBIT INDEX

Exhibit               Description
-------       ------------------------

  2.1 Share Exchange Agreement (incorporated by reference to Rad Source Technologies, Inc. Form 10SB, Amendment 1,Exhibit 2 filed November 16, 1999.)

  3.1 Articles of Incorporation (incorporated by reference to Rad Source Technologies, Inc. Form 10SB, Amendment 1, Exhibit 3.1 filed November 16, 1999.)

  3.2 Bylaws (incorporated by reference to Rad Source Technologies, Inc. Form IOSB, Amendment 1, Exhibit 3.2 filed November 16, 1999.)

  4 Specimen Share Certificate (incorporated by reference to Rad Source Technologies, Inc. Form 10SB, Amendment 1, Exhibit 4 filed November 16, 1999.)

 10.5 2000 Stock Option Plan (incorporated by reference to Rad Source Technologies, Inc. Form 10-KSB, Exhibit 10.5 filed December 29, 2000.)

 21 List of Subsidiaries of Rad Source Technologies, Inc. (incorporated by reference to Rad Source Technologies, Inc. Form 10SB, Amendment 1,
          Exhibit 21 filed November 16, 1999.)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RAD SOURCE TECHNOLOGIES INC.


Dated: December 28, 2001                /s/ Randol Kirk
       ----------------------           --------------------------------------
                                        Randol Kirk, Chief Executive officer



Dated: December 28, 2001                /s/ William Hartman
       ---------------------            ---------------------------------------
                                        William Hartman, Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:         December 28, 2001               /s/ Richard Adams
                                               ---------------------------------
                                               Richard Adams, Director

                                                /s/ William Hartman
Dated:         December 28, 2001               ---------------------------------
                                               William Hartman, Director

                                                /s/ Adrian Kesala
Dated:         December 28, 2001               ---------------------------------
                                               Adrian Kesala, Director

                                                /s/ Randol Kirk
Dated:         December 28, 2001               ---------------------------------
                                               Randol Kirk, Director

                                                /s/ Robert Munson
Dated:         December 28, 2001               ---------------------------------
                                               Robert Munson, Director

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY




 TABLE OF CONTENTS
                                                                         Page

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Rad Source Technologies, Inc. and subsidiary

We have audited the consolidated balance sheet of Rad Source Technologies, Inc. and subsidiary, as of September 30, 2001, and the related consolidated statements of operations, consolidated changes in stockholders' deficit, and consolidated cash flows for the years ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rad Source Technologies, Inc. and subsidiary, as of September 30, 2001, and the results of its operations and cash flows for the years ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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


                                                     Sweeney, Gates & Co.


December 3, 2001
Fort Lauderdale, Florida

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001

 ASSETS

Current assets:
     Cash and cash equivalents                                      $    16,848
     Accounts receivable                                                 24,000
     Inventory                                                          138,639
     Prepaid expense                                                     50,579
                                                                    -----------

        Total current assets                                            230,066

Property and equipment, less accumulated
     depreciation of $5,645                                              12,299
Other assets                                                              6,211
                                                                    -----------

                                                                    $   248,576
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Note payable                                                   $    10,000
     Accounts payable                                                   314,665
     Accrued expenses                                                   111,232
     Accounts payable - stockholders                                    122,806
     Notes payable to stockholders                                       51,800
     Unearned revenue                                                    15,940
     Customer deposits                                                   22,000
                                                                    -----------

        Total current liabilities                                       648,443
                                                                    -----------

Stockholders' deficit:
     Common stock, par value $.001; 150,000,000 shares authorized;
        7,785,111 issued and outstanding                                  7,785
     Additional paid-in capital                                       4,481,383
     Accumulated deficit                                             (4,889,035)
                                                                    -----------

        Total stockholders' deficit                                    (399,867)
                                                                    -----------

                                                                    $   248,576
                                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                       2001             2000
                                                   -----------      -----------


Sales                                              $ 1,588,970      $   646,488
Cost of sales                                          924,958          392,910
                                                   -----------      -----------

     Gross profit                                      664,012          253,578
                                                   -----------      -----------

Expenses:
     Selling, general and administrative               707,444          397,528
     Research and development                           92,422           30,132
                                                   -----------      -----------

        Total expenses                                 799,866          427,660
                                                   -----------      -----------

Loss from operations                                  (135,854)        (174,082)
                                                   -----------      -----------

Other income (expense):
     Interest income                                       985            3,911
     Interest expense                                   (2,883)          (2,930)
                                                   -----------      -----------

        Total other income (expense)                    (1,898)             981
                                                   -----------      -----------

Net loss                                           $  (137,752)     $  (173,101)
                                                   ===========      ===========

Earnings per share - basic and diluted             $     (0.02)     $     (0.02)
                                                   ===========      ===========

Weighted average shares outstanding                  7,568,330        7,230,120
                                                   ===========      ===========




The accompanying notes are an integral part of these consolidated financial statements.

                          RAD SOURCE TECHNOLOGIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000


                                                         Common stock                Additional
                                                   ----------------------------       paid-in         Accumulated
                                                     Shares           Amount           capital          deficit            Total
                                                   -----------      -----------      -----------      -----------       -----------
Balance, September 30, 1999                          7,230,111      $     7,230      $ 4,409,832      $(4,578,182)      $  (161,120)

Net loss                                                    --               --               --         (173,101)         (173,101)
                                                   -----------      -----------      -----------      -----------       -----------

Balance, September 30, 2000                          7,230,111            7,230        4,409,832       (4,751,283)         (334,221)

Sale of common stock                                   405,000              405           49,595               --            50,000

Options issued for services                                 --               --           14,606               --            14,606

Common stock issued for services                       150,000              150            7,350               --             7,500

Net loss                                                    --               --               --         (137,752)         (137,752)
                                                   -----------      -----------      -----------      -----------       -----------

Balance, September 30, 2001                          7,785,111      $     7,785      $ 4,481,383      $(4,889,035)      $  (399,867)
                                                   ===========      ===========      ===========      ===========       ===========






The accompanying notes are an integral part of these consolidated financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                        2001              2000
                                                                                     ---------         ---------
 Cash flow from operating activities:
    Net loss                                                                         $(137,752)        $(173,101)
     Depreciation                                                                        4,561               504
     Issuance of stock options for services                                             14,606                --
     Issuance of stock for services                                                      7,500                --
     Adjustments to reconcile net loss to net cash
       used in operating activities:
     Change in assets and liabilities:
        Decrease (increase) in:
           Accounts receivable                                                          35,246           (14,453)
           Advances to stockholder                                                     (10,256)               --
           Prepaid expenses                                                            (35,011)              388
           Inventories                                                                (105,725)           88,389
           Long-term receivable                                                             --            28,087
           Other assets                                                                 (3,781)           (1,930)
        Increase (decrease) in:
           Accounts payable                                                             55,547            48,542
           Accounts payable - stockholders                                              50,136           (15,121)
           Accrued expenses                                                             (2,914)           61,879
           Unearned revenue                                                             15,940                --
           Customer deposits                                                            22,000                --
                                                                                     ---------         ---------

              Net cash provided (used) by operating activities                         (89,903)           23,184
                                                                                     ---------         ---------

 Cash flows from investing activities:
           Purchase of property and equipment                                          (10,569)           (3,908)
                                                                                     ---------         ---------

               Net cash used by investing activities                                 $ (10,569)        $  (3,908)
                                                                                     ---------         ---------




 (Continued)

The accompanying notes are an integral part of these consolidated financial statements

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2001 AND 2000




                                                                                        2001              2000
                                                                                     ---------         ---------
 Cash flows from financing activities:
           Sale of common stock                                                      $  50,000         $      --
           Proceeds from note payable to stockholders                                   20,000             5,000
           Payments on note payable to stockholders                                     (5,000)               --
                                                                                     ---------         ---------

               Net cash provided by financing activities                                65,000             5,000
                                                                                     ---------         ---------

               Net increase (decrease) in cash                                         (35,472)           24,276

 Cash, beginning of period                                                              52,320            28,044
                                                                                     ---------         ---------

 Cash, end of period                                                                 $  16,848         $  52,320
                                                                                     =========         =========

 Supplementary disclosure of cash flow information:
     Cash paid for interest                                                          $      --         $      --
                                                                                     =========         =========

     Income taxes paid during the year                                               $      --         $      --
                                                                                     =========         =========






The accompanying notes are an integral part of these consolidated financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       THE COMPANY AND BASIS OF PRESENTATION

Rad Source Technologies, Inc. was incorporated in the State of Florida on July 2, 1990. Its subsidiary Rad Source, Inc. is inactive.

The primary business of the Company is developing, producing and selling non-radioactive irradiation products. Revenue is generated from the sale of irradiation products in the United States.

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

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of long-lived assets - The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which replaces SFAS 121 which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. When an asset exceeds its expected operating cash flow, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and also expands the scope of a discontinued operation to include a component of an entity. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged. The Company adopted the statement for the year ending September 30, 2001. No impairments were recognized during the years ended September 30, 2001 and 2000.

Unearned revenue - If a customer purchases an additional year of warranty, the amount is recorded as unearned revenue, which is amortized ratably over 12 months.

Revenue recognition - Revenue is recognized when the product ships, title and risk transfers to the customer and collection of the resulting receivable is reasonably assured.

Cost of sales - The Company purchases the components and subcontracts the integration and assembly of its products. Cost of sales includes materials, supplies, assembly, freight and warranty expense.

Advertising costs - Advertising costs are charged to operations as incurred. Advertising expense for the years ended September 30, 2001 and 2000 were $18,108 and $22,481, respectively.

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

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per share - Basic earnings per share is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Stock options granted during the year were not included in the computation of net loss per share because the effect of inclusion would be anti-dilutive due to the Company's net loss. The diluted weighted-average number of common shares outstanding equaled basic for the years ended September 30, 2001 and 2000. All prior period earnings per share data has been restated to reflect a 3-for-1 stock split declared on October 1, 2001 (Note 6).

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

Recent accounting pronouncements - In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), which establishes standards for reporting business combinations effective after June 30, 2001 and supercedes APB Opinion 16, "Business Combinations" and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". SFAS 141 requires that all business combinations be accounted for as purchase transactions.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS 142. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets" and related interpretations. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 for its fiscal year commencing July 1, 2002, and the Company has not concluded the effect, if any, SFAS 142 will have on its financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, " Accounting for Asset Retirement Obligations" ("SFAS No. 143") which establishes standards of accounting for asset retirement obligations arising from the acquisition, construction, or development and/or the normal operation of a long-lived asset. SFAS is effective for fiscal years beginning after June 15, 2002. The Company has not concluded the effect, if any, SFAS 143 will have on it financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.       UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. While undertaking the above, the Company must continue to operate on cash flow generated from operations and loans from officers and stockholders, if necessary. The Company experienced a loss of $137,748 and $173,101 during 2001 and 2000, respectively, and has a net deficiency in equity of $399,867 and a net working capital deficiency of $418,377 as of September 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to create additional revenue opportunities by adding products and increase sales of units of its existing product line in an effort to generate positive cash flow. Additionally, the Company must raise equity either directly or through the conversion of existing debt, and must continue to rely on vendors and service providers and management for periodic payment deferrals and cost reductions to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


4.       RELATED PARTY TRANSACTIONS

At September 30, 2001 various directors and stockholders loaned the Company $51,800 through unsecured demand notes bearing interest at 10% per annum.

At September 30, 2001, the Company owed one vendor, a stockholder, $107,806. Additionally, at September 30, 2001 the Company owed officers and stockholders $15,000, which is included in accounts payable - stockholders.


5.       NOTES PAYABLE

Notes payable at September 30, 2001 consisted of the following:


      Unsecured demand note payable, bearing interest at 9%,
         guaranteed by the President of the Company                   $   10,000
                                                                      ==========

During the years ended September 30, 2001 and 2000, the Company recorded interest expense of $2,883 and $2,930, respectively.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       SALE OF SECURITIES

On October 1, 2001, the Company authorized a three for one stock split of the common stock. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

On November 9, 2000, the Company sold 405,000 shares of restricted 144 common stock to an individual for $50,000.

On September 17, 2001, the Company issued 150,000 shares of common stock to an investment banking firm for services. The Company recorded the shares at the market value of $.05 per share or $7,500.


7.       STOCK OPTIONS

The following table summarizes stock options at September 30, 2001:

                   Outstanding Stock Options                            Exercisable Stock Options
                   -------------------------                            -------------------------

                                   Weighted                                     Weighted
                                    average        Weighted                      average      Weighted-
                                   remaining       average                      remaining      average
     Exercise                     contractual      exercise                    contractual    exercise
   price range        Shares         life           price          Shares         life          price
   -----------        ------         ----           -----          ------         ----          -----

 $    0.13           510,000          2.17       $   0.13          510,000        2.17        $   0.13

 $    0.07         1,800,000          0.96       $   0.09        1,800,000        0.96        $   0.07

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.       STOCK OPTIONS (continued)

The following table summarizes stock option activity for the year ended September 30:

                                                            2001                            2000
                                                            ----                            ----

                                                                    Weighted                           Weighted
                                                                     average                           average
                                                                    exercise                           exercise
                                                  Shares              price                             price
                                                  ------              -----                             -----

  Outstanding at beginning of year              1,800,000          $  0.07        2,421,000           $   0.07
  Granted                                         510,000             0.13               --               -
  Expired                                              --               --         (621,000)              0.07
                                                ---------                         ---------

  Outstanding at end of year                    2,310,000          $  0.09        1,800,000           $   0.07
                                                =========                         =========

  Exercisable at end of year                    2,310,000          $  0.09        1,800,000           $   0.07
                                                =========                         =========

  Weighted average fair value of
     options granted during the year               $ 0.13
                                                   ======

The Company has adopted SFAS No. 123, "Accounting for Stock Based Compensation." In accordance with SFAS No. 123, the Company expensed $14,606 as compensation for options granted to consultants during the fiscal year ended September 30, 2001. As permitted by SFAS No. 123, the Company chose to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations for stock options issued to employees. Accordingly, no compensation cost was recognized for 360,000 options granted to employees.

As required by SFAS 123, pro forma disclosures regarding net income and earnings per share must be computed as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2001. No options were granted during the year ended September 30, 2000.

                                                     For the year ended
                                                     September 30, 2001
                                                     ------------------

           Risk free interest rate                         6.42%
           Expected lives                                    3
           Expected volatility                             1.35
           Expected dividend yield                           -

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY,
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7.       STOCK OPTIONS (continued)

The Company's pro forma information under SFAS 123 for the years ended September 30, 2001 and 2000 were as follows:

                                                    2001                               2000
                                                    ----                               ----
                                            As               Pro               As               Pro
                                         reported           forma           reported           forma
                                         --------           -----           --------           -----
         Net loss                      $ (137,752)       $ (182,630)      $ (173,101)       $ (173,101)
                                       ===========       ===========      ===========       ===========
         Net loss per share - basic
         and diluted                   $   (0.02)        $  (0.02)        $   (0.02)        $  (0.02)
                                       ==========        =========        ==========        =========


8.       INCOME TAXES

The Company had available at September 30, 2001, a net operating loss carryforward for federal and state tax purposes of approximately $4,880,000 that could be applied against taxable income in subsequent years through September 30, 2021. The tax effect of the net operating loss is approximately $1,836,000, and a full valuation allowance has been recorded since realization is uncertain.

There were no significant differences for book and tax reporting purposes during the years ended September 30, 2001 and 2000. Components of the Company's deferred income taxes were as follows at September 30:

                                                     2001             2000
                                                     ----             ----

         Net operating loss carryforward         $   4,880,000    $   4,750,000
                                                 =============    =============

         Net deferred tax asset                      1,836,000        1,787,000
         Less valuation allowance                   (1,836,000)      (1,787,000)
                                                 --------------   -------------

         Net deferred tax asset                  $          --    $          --
                                                 ==============   =============


The net change in the valuation allowance for the years ended September 30, 2001 and 2000 was an increase of $49,000 and $65,000, respectively.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY,
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.       INCOME TAXES (continued)

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the years ended September 30, 2001 and 2000 were as follows:

                                                           2001         2000
                                                           ----         ----

         Income tax loss at federal statutory tax rate    (34.00)%     (34.00)%
         State taxes, net of federal benefit               (3.63)%      (3.63)%
         Change in valuation allowance
                                                           -----        -----
                                                           37.63%       37.63%
                                                           -----        -----

         Provision for income taxes
                                                              --%          --%
                                                           =====        =====


9.       COMMITMENTS AND CONTINGENCIES

The Company entered into a one-year lease for corporate office space, which expires on January 31, 2002. Rent expense for the year ended September 30, 2001 was $28,301. The minimum future lease payments for fiscal year 2002 is $12,000.

10.      SUBSEQUENT EVENTS

During October 2001, the Company issued 400,000 shares of common stock as payment to a consultant engaged to enhance the corporate image of the Company.

The Company signed a definitive purchase agreement to acquire a company which assembles and sells a complete line of radioscopic analysis equipment for economic and versatile inspection and process control applications. It also sells high voltage generators for high power applications and microprocessors based universal controllers for generators. The purchase is subject to certain contingencies, including financing and to the completion of the target's audit.