Form 10QSB
period 2001-12-31
RAD SOURCE TECHNOLOGIES INC
filed 2002-02-14
CIK 1079902

U.S. SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarter period ended December 31, 2001

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


AS OF FEBRUARY 7, 2001 THE REGISTRANT HAD 8,200,111 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, outstanding.

                                      INDEX

                                                                      PAGE
                                                                     NUMBER

Part I.  Financial Information

     Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - December 31, 2001                  3

         Consolidated Statements of Operations - Three Months
         Ended December 31, 2001 and 2000                                4

         Consolidated Statements of Cash Flows - Three Months
         Ended December 31, 2001 and 2000                                5

                  Notes to Consolidated Financial Statements             6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                  7

Part II.  Other Information                                               9

Signatures                                                               10


                  Rad Source Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheet
                               December 31, 2001
                                  (Unaudited)

Assets

Current assets:
     Cash                                                                   $   217,304
     Accounts receivable                                                         24,000
     Inventory                                                                   65,462
     Prepaid expenses                                                            56,144
                                                                            -----------
        Total current assets                                                    362,910

     Equipment, net                                                              11,123
     Other assets                                                                 6,210
                                                                            -----------
                                                                            $   380,243
                                                                            ===========

Liabilities and Stockholders' Deficit

Current liabilities:
     Notes payable                                                          $    10,000
     Accounts payable                                                           160,909
     Accrued expenses                                                           113,413
     Accounts payable - stockholders                                             41,447
     Notes payable to stockholders                                               51,800
     Notes payable to stockholders - short-term portion                         166,003
     Unearned revenue                                                            35,424
     Customer deposits                                                           89,200
                                                                            -----------
        Total current liabilities                                               668,196
                                                                            -----------

Notes Payable - long-term portion                                                80,119
                                                                            -----------

Stockholders' deficit
     Common stock, par value $.001; 150,000,000 shares authorized;
        8,185,111 issued and outstanding                                          8,185
     Additional paid-in capital                                               4,548,057
     Accumulated deficit                                                     (4,924,314)
                                                                            -----------

        Total stockholders' deficit                                            (368,072)
                                                                            -----------

                                                                            $   380,243
                                                                            ===========

                  Rad Source Technologies, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                Three months ended
                                                   December 31,
                                             ------------------------
                                               2001           2000


Sales                                        $ 488,016      $ 378,100
Cost of sales                                  282,753        217,974
                                             ---------      ---------

     Gross profit                              205,263        160,126
                                             ---------      ---------

Expenses:
     Research and development                    4,532          3,044
     Selling, general and administrative       229,592        161,135
                                             ---------      ---------

        Total expenses                         234,124        164,179
                                             ---------      ---------

Loss from operations                           (28,861)        (4,053)

     Interest expense                            6,419            726
                                             ---------       --------

Net loss                                       (35,280)        (4,779)
                                             =========      =========


Earnings per share - basic and diluted       $   (0.00)     $   (0.00)
                                             =========      =========


 Weighted average shares outstanding         8,185,111      7,635,120
                                             =========      =========

                  Rad Source Technologies, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Three months ended
                                                                          December 31,
                                                                  -------------------------
                                                                      2001         2000
Cash flow provided (used) by operating activities:
   Net loss                                                       $ (35,280)     $  (4,779)
    Adjustments to reconcile net loss to net cash
      provided (used) in operating activities
          Depreciation                                                1,176          1,570
          Non-cash compensation                                      67,077         14,607
    Change in operating assets and liabilities                       87,364        (75,378)
                                                                  ---------      ---------

             Net cash provided (used) by operating activities       120,337        (63,980)

Cash flows used by investing activities                                --           (3,224)

Cash flows provided from financing activities                        80,119         50,000
                                                                  ---------      ---------

              Net increase (decrease) in cash                       200,456        (17,204)

Cash, beginning of period                                            16,848         52,320
                                                                  ---------      ---------

Cash, end of period                                               $ 217,304      $  35,116
                                                                  ---------      ---------

Supplemental disclosure of cash flow information:
    Cash paid for interest during the period                      $    --        $    --
                                                                  =========      =========

    Income taxes paid during the period                           $    --        $    --
                                                                  =========      =========

Supplemental disclosure of non-cash financing activities:
      Conversion of accounts payable -
      stockholders to notes-payable - stockholder                 $ 246,122      $    --
                                                                  =========      =========

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

The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results to be expected for the year ended September 30, 2001.

The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2001 filed as part of the Company's form 10-KSB.

NOTE 2 -  UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. While undertaking the above, the Company must continue to operate on cash flow generated from operations and loans and contributions from stockholders. The Company has, historically, experienced net losses, has a stockholders' deficit of $368,072, and a net working capital deficiency of $287,953. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to create additional revenue opportunities by adding products and to increase sales of units of its existing product line in an effort to generate positive cash flow. Additionally, the Company must raise equity either directly or through the conversion of existing debt, and must continue to rely on vendors and service providers and management for periodic payment deferrals and cost reductions to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3  ISSUANCE OF COMMON STOCK AND WARRANTS

In October 2001, the Company issued five-year warrants for the purchase of 150,000 shares of the Company's common stock at an exercise price of $1.50 per share. These warrants were issued for business planning and capital acquisition consulting services.

Also in October, the Company issued a corporate image and growth consulting firm 400,000 shares of common stock and 100,000 warrants to a corporate image and growth consulting firm to provide related services to the Company over a nine-month period. The warrants contain a five-year term and an exercise price of $0.50 per share. These securities have been valued at market and are included in prepaid expenses being amortized over the term of the agreement.

NOTE 4  NOTES PAYABLE

During October and November 2001, the Company executed note agreements with two vendors. These vendors are also stockholders of the Company. The notes are for $160,000 and $120,000, respectively, at 9% annual interest. The notes are unsecured with principal and interest payable monthly over a 20 month term terminating in May and June 2003, respectively. The balance outstanding at December 31, 2001 was $246,122.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's consolidated financial condition and consolidated results of operations should be read in conjunction with the financial statements and notes contained herein as well as the Company's September 30, 2001 form 10-KSB.

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

Financial Condition

The Company's net cash flow provided by operations in the quarter ended December 31, 2001 was $120,337 and is primarily the result of converting accounts payable into long-term notes payable, a reduction in inventories and collection of deposits for future equipment deliveries. Cash flows provided by financing activities consist of the two long-term notes payable-stockholders entered during the quarter ended December 31, 2001. These notes were used to pay accounts payable.

The Company's working capital is a $287,953 deficit and the working capital ratio is 0.54. This liquidity position is the result of the Company's historical operating losses and use of working capital to continue operations. In order to improve its financial condition, the Company must become profitable, raise additional equity either directly or through the conversion of existing debt, and must continue to rely on vendors, service providers and management for periodic payment deferrals and/or cost reductions, to improve liquidity and sustain its operations. In the current quarter, the Company utilized stock and warrants as compensation for services as a means of preserving cash in the total amount of $67,077 and converted $80,118 of accounts payable to notes payable - long-term. In addition, the Company had expected to complete its first commercial RS 1000 digital imaging product by January 2002 so that it would be available to generate additional revenue. However, due to vendor production constraints, the commercial RS 1000 completion date has been deferred beyond February 2002 and final delivery is not yet known. The Company continues to maintain positive relationships with its primary vendors who continue to respond to the Company's production requirements.

Over the next twelve months, the Company anticipates continuing operational growth and therefore an increase in costs and operating expenses related to payroll, additional sales efforts, and product development. Therefore, management expects an ongoing need for capital over the next twelve months.

Regarding the Company's satisfaction of these cash requirements over the next twelve months, management believes it will meet these only if the Company is successful in maintaining its sales growth and positive cash flow trend, as well as utilize other actions (raising additional capital or deferring payments) to maintain its operations. In the event the trends change and other methods which have been previously utilized by the Company to maintain necessary liquidity for operations are no longer available, the Company would be significantly adversely affected.

Results of Operations

First Quarter Ended December 31, 2001 Compared to First Quarter Ended December 31, 2000

Sales increased 29.1% to $488,016 from $378,100 in the prior comparative quarter primarily as the result of an increase in the number of units delivered. The gross profit has increased by 28.2% as the result of increased sales over the prior year comparative quarter while the gross margin remains consistent with the prior comparative quarter at 42.1% versus 42.4%.

Research and Development costs increased slightly from $3,044 to $4,532, and relate to ongoing non-radioactive source irradiation projects. The Company must continue to invest in research and development to add products to its revenue base in order to maintain growth and gain profitability. Therefore the Company expects research and development to be ongoing, limited to capital availability.

Selling, general and administrative expenses grew 42.5%, or $68,457. Approximately $38,060 of this increase is attributed to professional fees for investment banking, legal, and business planning services related to the Company's efforts to maintain growth through internal development as well as acquisitions. In this regard the Company entered into a purchase agreement to acquire an industrial imaging company. Completion of this transaction is subject to contingencies including an audit of the acquisition as well as financing for the acquisition, among others and no assurances can be made any or all of these contingencies will be satisfied. The remaining increase in Selling, general and administrative expenses of $30,397 is primarily attributable to sales commissions, payroll, and office rent resulting from increased sales, and operations to support anticipated growth.

PART II  OTHER INFORMATION

ITEM 1 through ITEM 5

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

None

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Rad Source Technologies, Inc.

Dated:  February 13, 2002         By: /s/ Randol Kirk
                                     -----------------
                                          Randol Kirk, Chief Executive Officer

Dated:  February 13, 2002         By:/s/ William Hartman
                                     -------------------
                                          William Hartman, Executive Vice
                                          President and Chief Financial Officer