Form 10QSB
period 2002-03-31
RAD SOURCE TECHNOLOGIES INC
filed 2002-05-07
CIK 1079902

U.S. SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the quarter period ended March 31, 2002

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


AS OF APRIL 23, 2002 THE REGISTRANT HAD 8,900,111 SHARES OF COMMON STOCK, $.001 PAR VALUE PER SHARE, OUTSTANDING.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

Part I.  Financial Information

     Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - March 31, 2002                         3

         Consolidated Statements of Operations - Three Months
         and Six Months Ended March 31, 2002 and 2001                        4

         Condensed Consolidated Statements of Cash Flows - Six
         Months Ended March 31, 2002 and 2001                                5

         Notes to Consolidated Financial Statements                          6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                     7

Part II. Other Information                                                   9

Signatures                                                                  10

                  Rad Source Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                 March 31, 2002
                                  (Unaudited)


ASSETS

Current assets:
      Cash                                                          $    59,019
      Accounts receivable                                                91,978
      Inventory                                                          74,795
      Prepaid expenses                                                   29,724
                                                                    -----------

         Total current assets                                           255,516

      Equipment, net                                                      9,947
      Other assets                                                        6,211
                                                                    -----------

                                                                    $   271,674
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Notes payable                                                 $    97,269
      Accounts payable                                                  141,808
      Accrued expenses                                                   97,687
      Accounts payable - stockholders                                    24,108
      Notes payable to stockholders                                      31,800
      Notes payable to stockholders - short-term portion                 72,497
      Unearned revenue                                                   41,564
      Customer deposits                                                  61,380
                                                                    -----------

         Total current liabilities                                      568,113
                                                                    -----------

Notes Payable - long-term portion                                        36,240
                                                                    -----------

Stockholders' deficit
      Common stock, par value $.001; 150,000,000 shares authorized;
         8,900,111 issued and outstanding                                 8,900
      Additional paid-in capital                                      4,605,207
      Accumulated deficit                                            (4,946,786)
                                                                    -----------

         Total stockholders' deficit                                   (332,679)
                                                                    -----------

                                                                    $   271,674
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  Rad Source Technologies, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                          Three months ended                    Six months ended
                                                              March 31,                             March 31,
                                                   ------------------------------        ------------------------------
                                                     2002               2001               2002               2001
                                                   -----------        -----------        -----------        -----------
Sales                                              $   457,840        $   477,790        $   945,856        $   855,890
Cost of sales                                          270,937            269,741            553,690            487,715
                                                   -----------        -----------        -----------        -----------

     Gross profit                                      186,903            208,049            392,166            368,175
                                                   -----------        -----------        -----------        -----------

Expenses:
     Research and development                              726             33,191              5,258             36,235
     Selling, general and administrative               202,947            186,732            432,539            348,236
                                                   -----------        -----------        -----------        -----------

        Total expenses                                 203,673            219,923            437,797            384,471
                                                   -----------        -----------        -----------        -----------

Loss from operations                                   (16,770)           (11,874)           (45,631)           (16,296)

     Interest expense                                    5,702                227             12,121                584
                                                   -----------        -----------        -----------        -----------

Net loss                                               (22,472)           (12,101)           (57,752)           (16,880)
                                                   -----------        -----------        -----------        -----------


Earnings per share - basic and diluted             $     (0.00)       $     (0.00)       $     (0.01)       $     (0.00)
                                                   ===========        ===========        ===========        ===========


Weighted average shares outstanding                  8,510,386          7,635,120          8,347,748          7,533,870
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

                  Rad Source Technologies, Inc. and Subsidiary
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Six months ended
                                                                                     March 31,
                                                                         --------------------------------
                                                                            2002                  2001
                                                                         ---------              ---------
Cash flow provided (used) by operating activities:
   Net loss                                                              $ (57,752)             $ (16,880)
   Adjustments to reconcile net loss to net cash
      provided (used) in operating activities
          Depreciation                                                       2,352                  2,267
          Non-cash compensation                                             67,077                 14,607
   Change in operating assets and liabilities                               89,488                 29,942
                                                                         ---------              ---------

             Net cash provided (used) by operating activities              101,165                 29,936

Cash flows used by investing activities                                         --                (15,718)

Cash flows provided (used) by financing activities                         (58,994)                50,000
                                                                         ---------              ---------

              Net increase (decrease) in cash                               42,171                 64,218

Cash, beginning of period                                                   16,848                 52,320
                                                                         ---------              ---------

Cash, end of period                                                      $  59,019              $ 116,538
                                                                         ---------              ---------

Supplemental disclosure of cash flow information:

    Cash paid for interest during the period                             $  11,243              $      --
                                                                         =========              =========

    Income taxes paid during the period                                  $      --              $      --
                                                                         =========              =========

Supplemental disclosure of non-cash financing activities:

      Conversion of accounts payable to notes-payable                    $ 160,000              $      --
                                                                         =========              =========

      Conversion of accounts payable - stockholders to notes-
      payable - stockholder                                              $ 120,000              $      --
                                                                         =========              =========

      Conversion of accounts payable stockholders and accrued
      expenses to equity                                                 $  22,865              $      --
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

The results of operations for the three months and six months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ended September 30, 2002.

The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2001 filed as part of the Company's form 10-KSB.

NOTE 2 -  UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. While undertaking the above, the Company must continue to operate on cash flow generated from operations and loans and contributions from stockholders. The Company has, historically, experienced net losses, has a stockholders' deficit of $332,679, and a net working capital deficiency of $312,597. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3  ISSUANCE OF COMMON STOCK AND WARRANTS

In January, 2002, the Company issued 15,000 shares of the Company's common stock to an individual as payment for professional legal services.

In February, 2002, 600,000 restricted shares of the Company's common stock were issued to two individuals, an officer and member of the board of directors and a member of the board of directors upon their conversion of stock options in the same quantity and for a total conversion price of $40,000.

In March, 2002, the Company sold 100,000 restricted shares of the Company's common stock to an individual in exchange for the sum of $15,000.

In October 2001, the Company issued five-year warrants for the purchase of 150,000 shares of the Company's common stock at an exercise price of $1.50 per share. These warrants were issued for business planning and capital acquisition consulting services.

Also in October 2001, the Company issued 400,000 shares of common stock and 100,000 warrants to a corporate image and growth consulting firm to provide related services to the Company over a nine-month period. The warrants contain a five-year term and an exercise price of $0.50 per share. These securities have been valued at market and are included in prepaid expenses being amortized over the term of the agreement.

NOTE 4  NOTES PAYABLE

During October and November 2001, the Company executed note agreements with two vendors. The original face amount of the notes were for $160,000 and $120,000, respectively, at 9% annual interest. The note for $120,000 is to a vendor who is also a stockholder. The balance on this note at March 31, 2002 is $91,660, and $19,163 of this amount is included in Notes payable - long-term portion while the remainder is included in Notes payable to stockholders - short-term portion. The notes are unsecured with principal and interest payable monthly over a 20 month term terminating in May and June 2003, respectively. The balance on the $160,000 note at March 31, 2002 is $114,346 and $17,077 of this amount is included in Notes payable - long-term portion while the remainder is included in Notes payable.

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

Financial Condition
-------------------

The Company's net cash flow provided by operations in the six months ended March 31, 2002 was $101,165 and is primarily the result of a reduction in inventories and collection of deposits for future equipment deliveries. Net cash flows used by financing activities consist of proceeds from the sale of stock in the amount of $15,000 and principal payments on notes payable.

The Company's working capital deficit is $312,597. This lack of liquidity is primarily the result of the Company's operating losses. In order to improve its financial condition, the Company must become profitable, raise additional equity either directly or through the conversion of existing debt, and must continue to rely on vendors, service providers and management for periodic payment deferrals and/or cost reductions. In the current six month period, the Company issued common stock and warrants for payment of services in the amount of $67,077; converted $36,240 of accounts payable to notes payable - long-term and sold restricted common stock for $15,000.

Over the next twelve months, the Company anticipates incurring additional costs to develop, produce, promote and support new products. In this regard, the Company signed an agreement in March 2002 with a Russian institute to commercialize that institute's radiation technology. Should the Company be unable to generate sufficient profits, its ability to meet cash needs will be dependent upon raising additional capital. In this case, should the Company be unable to raise additional capital, it would be unable to continue its operations.

Results of Operations
---------------------

Second Quarter Ended March 31, 2002 Compared to the Second Quarter Ended March 31, 2001

Sales decreased by $19,950, or 4.2% as the result of lower unit sales and a change in sales mix. Cost of goods sold increased $1,196 and the Company's gross profit margin decreased from 43.5% to 40.8% as a result of increased costs of materials and service during the period.

Research and development costs decreased $32,465 due to a decrease in costs relating to imaging and blood irradiation products.

Selling, general and administrative costs increased $16,215, or 8.7%. This is primarily attributed to an increase in sales commissions caused by an increase in commissionable sales over the prior period and an increase in professional fees for legal, investment banking and business planning services related to the Company's efforts to maintain growth through internal development, as well as acquisitions. In this regard, the Company had previously entered into a purchase agreement to acquire an industrial imaging company. In April, 2002, the Company and the industrial imaging company declined to further pursue this transaction.

Interest expense increased $5,475 primarily due to an increase in outstanding interest bearing debt.

First Six Months Ended March 31, 2002 Compared to the First Six Months Ended March 31, 2001

Sales increased $89,966, or 10.5% primarily as the result of selling higher-priced equipment and service during the period. Cost of goods sold increased $65,975 and the Company's gross profit margin decreased from 43.0% to 41.5% as a result of increased cost of materials and service during the period.

Research and development costs decreased $30,977 due to a decrease in costs related to imaging and blood irradiation products.

Selling, general and administrative costs increased $84,303, or 24%. This is primarily attributed to an increase in Sales commissions caused by an increase in commissionable sales over the prior period and an increase in professional fees for legal, investment banking and business planning services related to the Company's efforts to maintain growth through internal development, as well as acquisitions. In this regard, the Company had previously entered into a purchase agreement to acquire an industrial imaging company. In April, 2002, the Company and the industrial imaging company declined to further pursue this transaction.

Interest expense increased $11,537 primarily due to an increase in outstanding interest bearing debt.

PART II  OTHER INFORMATION

ITEM 1

Not applicable.

ITEM 2

In March 2002, the Company sold 100,000 shares of restricted common stock to an individual investor for the sum of $15,000.

In January, 2002 the Company issued 15,000 shares to an individual for payment of legal services.

The securities issued in these two transactions carry a restrictive legend relying upon the exemption provided in sections 4(2) of the Securities Act of 1933, as amended.

ITEM 3 through ITEM 5

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

                           Rad Source Technologies, Inc.

Dated:  May 3, 2002        By: /s/ Randol Kirk
                              -----------------
                                   Randol Kirk, Chief Executive Officer

Dated:  May 3, 2002        By: /s/ William Hartman
                              -------------------
                                   William Hartman, Executive Vice President and Chief Financial Officer