Form 10QSB
period 2002-06-30
RAD SOURCE TECHNOLOGIES INC
filed 2002-08-15
CIK 1079902

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarter period ended June 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                              -

As of July 21, 2002 the Registrant had 9,064,397 shares of common stock, $.001 par value per share, outstanding.

                                      INDEX

                                                                     PAGE
                                                                    NUMBER
Part I.  Financial Information

  Item 1.  Financial Statements (Unaudited)

      Consolidated Balance Sheet - June 30, 2002                      3

      Consolidated Statements of Operations - Three Months
      and Nine Months Ended June 30, 2002 and 2001                    4

      Condensed Consolidated Statements of Cash Flows - Nine
      Months Ended June 30, 2002 and 2001                             5

      Notes to Consolidated Financial Statements                      6

  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                  7

Part II.  Other Information                                           9

Signatures                                                            9

                  Rad Source Technologies, Inc. and Subsidiary
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

Assets

Current assets:
   Cash                                                                      $   101,763
   Inventory                                                                      94,497
   Prepaid expenses                                                                6,885
                                                                             -----------

      Total current assets                                                       203,145
   Equipment, net                                                                  8,770
   Other assets                                                                    6,211
                                                                             ===========

                                                                             $   218,126
                                                                             ===========
Liabilities and Stockholders' Deficit

Current liabilities:
   Notes payable                                                             $    90,840
   Accounts payable                                                              230,098
   Accrued expenses                                                              104,339
   Accounts payable - stockholders                                                42,102
   Notes payable to stockholders                                                  94,440
   Unearned revenue                                                               50,561
   Customer deposits                                                              41,400
                                                                             ===========
        Total current liabilities                                                653,780
                                                                             -----------
Stockholders' deficit
   Common stock, par value $.001; 150,000,000 shares authorized;
      9,064,397 issued and outstanding                                             9,064
   Additional paid-in capital                                                  4,628,069
   Accumulated deficit                                                        (5,072,787)
                                                                             -----------

      Total stockholders' deficit                                               (435,654)
                                                                             -----------

                                                                             $   218,126
                                                                             ===========

   The accompanying notes are an integral part of these consolidated financial statements.

                  Rad Source Technologies, Inc. and Subsidiary
                      Consolidated Statements of Operations
                                   (Unaudited)

                                             Three months ended            Nine months ended
                                                   June 30,                      June 30,
                                         --------------------------    --------------------------
                                             2002           2001           2002           2001
                                             ----           ----           ----           ----
Sales                                    $   419,673    $   465,628    $ 1,365,529    $ 1,321,518
Cost of sales                                292,265        273,579        845,955        761,293
                                         -----------    -----------    -----------    -----------

   Gross profit                              127,408        192,049        519,574        560,225
                                         -----------    -----------    -----------    -----------

Expenses:
   Research and development                   41,932         13,719         47,191         49,954
   Selling, general and administrative       206,679        178,026        639,217        526,262
                                         -----------    -----------    -----------    -----------

      Total expenses                         248,611        191,745        686,408        576,216
                                         -----------    -----------    -----------    -----------

Loss from operations                        (121,203)           304       (166,834)       (15,991)

   Interest expense                            4,798            587         16,919          1,172
                                         -----------    -----------    -----------    -----------

Net loss                                    (126,001)          (283)      (183,753)       (17,163)
                                         ===========    ===========    ===========    ===========

Earnings per share - basic and diluted   $     (0.01)   $     (0.00)   $     (0.02)   $     (0.00)
                                         ===========    ===========    ===========    ===========

Weighted average shares outstanding        8,928,996      7,635,120      8,719,691      7,566,270
                                         ===========    ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  Rad Source Technologies, Inc. and Subsidiary
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                        Nine months ended
                                                                             June 30,
                                                                 -------------------------------
                                                                      2002              2001
                                                                      ----              ----
Cash flow provided (used) by operating activities:
   Net loss                                                      $   (183,753)      $    (17,163)
   Adjustments to reconcile net loss to net cash
      provided (used) in operating activities
         Depreciation                                                   3,529              3,312
         Non-cash compensation                                         78,601             14,607
   Change in operating assets and liabilities                         296,558             17,982
                                                                 ------------       ------------

            Net cash provided (used) by operating activities          194,935             18,738

Cash flows used by investing activities                                     -            (17,812)

Cash flows provided (used) by financing activities                   (110,020)            50,000
                                                                 ------------       ------------

            Net increase (decrease) in cash                            84,915             50,926

Cash, beginning of period                                              16,848             52,320
                                                                 ------------       ------------
Cash, end of period                                              $    101,763       $    103,246
                                                                 ------------       ------------

Supplemental disclosure of cash flow information:

   Cash paid for interest during the period                      $     14,757       $          -
                                                                 ============       ============
   Income taxes paid during the period                           $          -       $          -
                                                                 ============       ============

Supplemental disclosure of non-cash financing activities:

      Conversion of accounts payable to notes-payable            $    160,000       $          -
                                                                 ============       ============

      Conversion of accounts payable - stockholders to notes-
      payable - stockholders.                                    $    120,000       $          -
                                                                 ============       ============

      Conversion of accounts payable stockholders and accrued
      expenses to equity                                         $     34,365       $          -
                                                                 ============       ============

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

The results of operations for the three months and nine months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ended September 30, 2002.

The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2001 filed as part of the Company's form 10-KSB.

NOTE 2 -  UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. While undertaking the above, the Company must continue to operate on cash flow generated from operations, loans and contributions from stockholders. The Company has, historically, experienced net losses, has a stockholders' deficit of $435,654, and a net working capital deficiency of $450,635. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3  ISSUANCE OF EQUITY INSTRUMENTS

In June, 2002, the Company issued 150,000 options at an exercise price of $0.10 to an individual in exchange for assistance in technology development. This issuance was valued using the Black-Scholes option pricing model and has been expensed.

In June, 2002, 164,286 restricted shares of the Company's common stock were issued to a member of the board of directors upon his conversion of stock options in the same quantity and for a total conversion price of $11,500.

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

In October 2001, the Company issued five-year warrants for the purchase of 150,000 shares of the Company's common stock at an exercise price of $1.50 per share. These warrants were issued for business planning and capital acquisition consulting services and were recorded using the Black-Scholes option pricing model. These have been fully expensed.

Also in October 2001, the Company issued 400,000 shares of common stock and 100,000 warrants to a corporate image and growth consulting firm to provide related services to the Company over a nine-month period. The warrants contain a five-year term and an exercise price of $0.50 per share. The warrants were valued using the Black-Scholes option pricing model and the stock was valued at market at the time of issuance. These have been fully expensed.

NOTE 4  NOTES PAYABLE

During October and November 2001, the Company executed note agreements with two vendors. The original face amount of the notes were for $160,000 and $120,000, respectively, at 9% annual interest. The note for $120,000 is to a vendor who is also a stockholder. The balance on this note at June 30, 2002 is $74,140 and is included in Notes payable to stockholders. The notes are unsecured with principal and interest payable monthly over a 20 month term terminating in May and June 2003, respectively. The balance on the $160,000 note at June 30, 2002 is $90,840 and is included in Notes payable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's consolidated financial condition and consolidated results of operations should be read in conjunction with the financial statements and notes contained herein as well as the Company's September 30, 2001 Form 10-KSB.

Statements which are not historical facts, including statements about the Company's confidence and strategies and its expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward-looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, component sourcing and supply for the Company's products, the results of financing efforts, the effects of economic conditions and trade, legal, social, and economic risks, such as licensing, and, trade restrictions; and the results of the Company's business plan. Such forward-looking statements are subject to risks and uncertainties. Consequently, our actual results could materially differ from those anticipated in these forward-looking statements.

Financial Condition
-------------------

The Company's net cash flow provided by operations in the nine months ended June 30, 2002 was $194,935 reflecting the conversion of accounts payable to notes as well as reductions in inventory, accounts receivable, and prepaid assets. Net cash flows used by financing activities consist of proceeds from the sale of stock in the amount of $15,000 and principal payments on notes payable.

The Company's working capital deficit is $450,635. This lack of liquidity is primarily the result of the Company's operating losses. In order to improve its financial condition, the Company must become profitable, raise additional equity either directly or through the conversion of existing debt, and must continue to rely on vendors, service providers and management for periodic payment deferrals and/or cost reductions. In the current nine-month period, the Company issued common stock and warrants for payment of services in the amount of $78,601; converted $164,980 (net of principal payments through June 30, 2002) of accounts payable to notes payable and sold restricted common stock for $15,000. Although these efforts have assisted the Company's cash flow, the Company's liquidity position and deficit have continued to deteriorate.

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

Results of Operations
---------------------

Three Months Ended June 30, 2002 Compared to the Three Months June 30, 2001
---------------------------------------------------------------------------

Sales decreased by $45,955, or 9.9% as the result of lower unit sales. Cost of goods sold increased $18,686, or 6.8% resulting in a decrease in the Company's gross profit margin from 41.2% to 30.3%. This decrease is primarily the result of an increase in service and parts costs for existing units under warranty and the destruction of an x-ray component during testing of one of the serviced products. In addition, the Company was required to use a costlier x-ray component during the quarter due to a shortage in availability of the normally used component.

Research and development costs increased $28,213 due primarily to work on a product with high-dose radiation technology to be made available from a Russian institute with which the Company has been collaborating.

Selling, general and administrative costs increased $28,653, or 16.1%. This is primarily attributed to an increase in sales commissions caused by an increase in commissionable sales over the prior period as well as an increase in professional fees for legal, investment banking and business planning services related to the Company's efforts to maintain growth through internal development, as well as acquisitions. In this regard, the Company had previously entered into a purchase agreement to acquire an industrial imaging company. In April, 2002, the Company and the industrial imaging company declined to further pursue this transaction.

Interest expense increased $4,211 primarily due to an increase in outstanding interest bearing debt.

Nine Months Ended June 30, 2002 Compared to the Nine Months Ended June 30, 2001
-------------------------------------------------------------------------------

Sales increased $44,011 or 3.3% primarily as the result of selling higher-priced equipment and service during the period. Cost of goods sold increased $84,662, or 11.1% resulting in a decrease in the Company's gross profit margin from 42.4% to 38.0% primarily as the result of the most recent quarter's increased service costs including the destruction of an x-ray component while testing one of the serviced products.

Research and development costs decreased by $2,763 primarily due to a decrease in costs related to imaging and blood irradiation products.

Selling, general and administrative costs increased $112,955, or 21.5%. This is primarily attributed to an increase in sales commissions caused by an increase in commissionable sales over the prior period and an increase in professional fees for legal, investment banking and business planning services related to the Company's efforts to maintain growth through internal development, as well as acquisitions. In this regard, the Company had previously entered into a purchase agreement to acquire an industrial imaging company. In April, 2002, the Company and the industrial imaging company declined to further pursue this transaction.

Interest expense increased $15,747 primarily due to an increase in outstanding interest bearing debt.

PART II  OTHER INFORMATION

ITEM 1

Not applicable.

ITEM 2

Not applicable.

ITEM 3 through ITEM 5

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

     99.1     Statement of Principal Executive Officer.
     99.2     Statement of Principal Financial Officer.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Rad Source Technologies, Inc.

Dated:  August 15, 2002                By: /s/ Randol Kirk
                                           -----------------
                                       Randol Kirk, Chief Executive Officer

Dated:  August 15, 2002                By: /s/ William Hartman
                                           -------------------
                                       William Hartman, Chief Financial Officer