Form 10KSB
period 2002-09-30
RAD SOURCE TECHNOLOGIES INC
filed 2003-01-13
CIK 1079902

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2002

                          Commission file number 27859

                          RAD SOURCE TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

            FLORIDA                                      65-0882844
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                    20283 STATE ROAD 7, BOCA RATON, FL 33498
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (561) 482-9330
                           ---------------------------
                           (Issuer's telephone number)

              Securities registered under Section 12(b) of the Act:
              -----------------------------------------------------
                                      NONE

              Securities registered under Section 12(g) of the Act:
              -----------------------------------------------------
                          COMMON STOCK, PAR VALUE $.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $1,593,052

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the average bid and asked price at January 8, 2003 was approximately $319,000. At January 8, 2003, the issuer had 9,184,397 shares of common stock, par value $.001 issued and outstanding.

                                TABLE OF CONTENTS

                                     Part I
                                                                            Page
                                                                            ----

Item 1.  Description of Business                                            1

Item 2.  Description of Property                                            3

Item 3   Legal Proceedings                                                  3

Item 4.  Submission of Matters to a Vote of
         Security Holders                                                   3


                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters           4

Item 6.  Management's Discussion and Analysis or Plan of operation          4

Item 7.  Financial Statements                                               8

Item 8.  Changes In and Disagreements With Accountants on
         Accounting and Financial Disclosure                                9


                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                  9

Item 10. Executive Compensation                                             10

Item 11. Security Ownership of Certain Beneficial owners and Management     11

Item 12. Certain Relationships and Related Transactions                     12

Item 13. Exhibits and Reports on Form 8-K                                   13

Item 14. Controls and Procedures                                            13

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

Item 1.  Description of Business

Business Development
--------------------

The Company was incorporated in the State of Florida in 1990. Rad Source, Inc., its wholly owned subsidiary was incorporated in the State of Florida in 1996.


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

The Company has developed and currently sells irradiation equipment that produces radiation utilizing x-rays, thereby eliminating the need for radioactive sources. Radiation producing equipment is used in a variety of applications ranging from medical equipment sterilization to biological research. Radiation can be used to eliminate reproduction of harmful organisms (applications include food and medical product sterilization, where bacteria would otherwise be a human threat), or alter the effect of active cells (as is the case with white blood cells in blood irradiation applications, which otherwise would harm immuno-deficient patients). Unlike the Company's equipment, radioactive source equipment is highly regulated and requires certain safety precautions due to the nature of the source. That is, the source, generally cesium or cobalt, is a radioactive isotope and its radiation emissions cannot be "turned off". If the source were to escape its containment, its emissions are highly hazardous. The Company has also developed imaging equipment. This equipment utilizes x-rays to obtain images of objects. Imaging is used in a variety of industries ranging from electronic component production to medical research to view either the surface or interior of both organic and inorganic substances to detect imperfections, growths, etc. The Company's imaging equipment has not yet been commercially produced or sold due to funding and vendor production limitations.

The Company has produced two commercially available irradiation products, the RS 3000 Blood Irradiator and the RS 2000 Biological Irradiator. These products utilize x-rays to produce radiation and compete with radioactive isotope based equipment. These products require electricity to produce radiation and therefore must be turned on to produce radiation and can be turned off to eliminate the production of radiation. The Company sold its first RS 3000 in August 1999 and its first RS 2000 in January 2000. Although the Company has offered these products globally, it has only sold them in the U.S. The Company's ability to enter foreign markets is limited and would require additional investment not currently available to the Company.

The RS 3000 Blood Irradiator is designed to be used by hospitals and blood centers for the irradiation of blood and blood products. The RS 3000 is a non-nuclear, x-ray irradiator and has been approved by the U.S. Food and Drug Administration ("FDA"). Irradiated blood is used by healthcare institutions for immuno-deficient patients (e.g., the elderly, infants and children, cancer and AIDS patients, transplant patients, etc.). Blood irradiation equipment has a global market and is dominated by two large companies which produce nuclear-based equipment only (i.e., they utilize radioactive isotopes as their radiation source). These nuclear-based products have been serving the market for over 20 years as opposed to the RS 3000 which is relatively new to the market. The competitive radioactive source equipment is generally subject to stringent regulation. For example, in the U.S., the Nuclear Regulatory Commission ("NRC") requires compliance with its rules and regulations for operators of radioactive source equipment. This means federal licensing, periodic reporting, minimum personnel and recurrent training, and nuclear material disposal compliance are applicable. Since the Company's equipment is non-radioactive source, operators are not subject to NRC regulations. Additionally, minimum radiation shielding requirements for radioactive source equipment cause it to weigh substantially more than the Company's competitive equipment. This virtually eliminates the mobility of competitive nuclear-based equipment and generally requires restrictive location of the equipment to reinforced flooring only. Because of the significant operational and regulatory requirements of radioactive isotope based competitive equipment, the Company believes its x-ray based products open the market to viable users who would otherwise not wish to contend with such regulatory and operational restrictions inherent with nuclear equipment.

In 2001, the Company was granted a U.S. patent on the RS 3000 by the U.S. Patent Office.

The Company also produces the RS 2000. This product is used by research institutions for conducting biological experiments used in such areas as cancer and genetic research. This is also a global market dominated by nuclear-based equipment produced by only a couple of large, global competitors. The Company introduced the RS 2000 to this market in 1999 and delivered the first unit in early 2000. The competitive nuclear-based equipment is subject to the same regulations, operational characteristics and restrictions as those competitive with the RS 3000. Manufacturing the RS 2000 is not subject to FDA approval, but FDA and USDA regulations cover its applications.

In 2001, the Company developed an x-ray imaging product, the RS 1000. The Company has not yet commercially produced any of these units due to vendor production and supply issues as well as the Company's capital deficits resulting in limited operational and financial resources considered necessary for a new product roll-out.

In October, 2001, it was discovered that Anthrax laced letters had been distributed by an unknown source or sources to various persons in the United States via the U.S. Postal Service. This quickly became an issue in the U.S. and the security of U.S. mail. On a very limited basis, the government instituted a response that included using high-dose irradiation on mail to government officials and related sites. During that period, the Company began working with a Russian partner on a project capable of low-volume mail irradiation for the purpose of mitigating biological threats. However, based on the significantly reduced attention to or concern about this issue since then, the Company has not pursued further development of such equipment. Notwithstanding the above, the Company has maintained a relationship with this Russian partner toward producing high-dose equipment development for other applications. Due to political, economic, and cultural considerations as well as the Company's own capital constraints, the Company recognizes that development and success in ultimately producing any commercially viable equipment from this relationship may not be immediate.

The Company utilizes various vendors to supply components for its products. Assembly of its products is outsourced to subcontract integrators. Any inability by our vendors and subcontractors to deliver components or integrate our products will require the Company to re-source such components or integration. Although, there are various other vendors and integrators that may be able to substitute for some or all of the components or services, the Company would anticipate time delays in shifting to alternate sources. Because of the Company's capital position, any delay would be extremely detrimental. The Company's key component vendors are crucial to the Company's ability to continue to operate.

The Company's products are sold directly by in-house personnel and through independent sales representatives. The Company's customer base is varied and the Company is not dependent on any single customer for its revenues.

The Company's RS 3000 is subject to regulation by the FDA. The RS 2000 is not subject to such regulation. The RS 3000 and RS 2000 are subject to Federal Regulations that require certain radiation safety specifications for radiation producing equipment. The Company's continued sale of its existing products and the development and sale of possible future products will require continued regulatory compliance. Also, commercial distribution in certain foreign countries is subject to government regulation. The process of obtaining required regulatory approvals can be lengthy, expensive and uncertain. Moreover, regulatory-approvals, if granted, may include significant limitations on the indicated uses for which a product may be marketed. The FDA also regulates the content of advertising and marketing materials relating to medical devices. There can be no assurance that the advertising and marketing materials related to the products will be in compliance with such regulations. The Company is also subject to other federal, state, local and foreign laws, regulations and recommendations relating to the production and use of its products. Failure to comply with applicable regulatory requirements could result in, among other things, fines, suspensions of approvals, seizures or recalls of products, operating restrictions and criminal prosecutions. Furthermore, changes in existing regulations or adoption of new regulations could affect the timing of, or prevent us from obtaining, future regulatory approvals. The effect of government regulation could delay us for a considerable period of time or prevent the marketing and full commercialization of future products or services that the Company may develop and/or to impose costly requirements on us. There can also be no assurance that additional regulations will not be adopted or current regulations will not be amended in such a manner as to adversely affect the operations.

The manufacture and use of irradiation equipment is highly regulated, and there can be no assurance that the Company will be able to comply with existing or future regulations or that the regulatory environment in which the Company operates will not change significantly and thus adversely affect the Company.

In the past two fiscal years, the Company has spent approximately $164,000 on research and development.

The Company is not currently subject to any special compliance requirements of any environmental laws and the Company does not anticipate any significant costs in maintaining compliance in the future.

The Company has 4 employees. None of the employees are members of a union.


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


Item 4.  Submission of Matters to a Vote Of Security Holders

None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

(a)      Market for Common Equity:

The Company's Common Stock is traded on the NASDAQ Over the Counter Bulletin Board ("OTCBB") under the symbol IRAD. The following bid quotations have been reported for the period beginning October 1, 2000, and ending September 30, 2002:

                                         Bid Quotation
                                      -------------------

               Quarterly Period                             High           Low
               ----------------                            ------         ------

               October 1, 2000 - December 31, 2000         $0.188         $0.104

               January 1, 2001- March 31, 2001             $0.208         $0.073

               April 1, 2001 - June 30, 2001               $0.243         $0.067

               July 1, 2001 - September 30, 2001           $0.163         $0.05

               October 1, 2001 - December 31, 2001         $0.08          $1.00

               January 1, 2002- March 31, 2002             $0.25          $0.12

               April 1, 2002 - June 30, 2002               $0.20          $0.07

               July 1, 2002 - September 30, 2002           $0.15          $0.05

As of December 31, 2002 the bid price was $0.06

Such quotations reflect inter-dealer prices, without retail mark-up, markdown or commission. Such quotes are not necessarily representative of actual transactions or of the value of the securities, and are in all likelihood not based upon any recognized criteria of securities valuation as used in the investment banking community.

As of December 31, 2002 there were approximately 91 holders of record of the Company's common stock, $0.001 par value.

The Company has never declared dividends. The Company has no restrictions limiting the ability to pay dividends, but the Company does not anticipate paying dividends in the near future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following comments should be read in conjunction with the consolidated financial statements contained herein beginning at page F-1


Financial Condition

The Company's working capital deficit as of September 30, 2002 is $521,428. During the year, the Company was able to use stock, options, or warrants to pay $132,965 in expenses and liabilities. The Company also sold restricted shares resulting in cash proceeds of $15,000. However, this was not sufficient to offset the Company's net loss of $255,721 without an increase in the Company's working capital deficit. The Company has a history of losses resulting in a stockholders' deficit of $507,623 as of September 30, 2002. The Company must become profitable, raise additional equity, either directly or through the conversion of existing debt to equity, and must continue to rely on vendors and service providers for periodic payment deferrals and cost reductions, to improve liquidity and sustain its operations. Although some of these means have been used previously to sustain the operations of the Company, there can be no assurances any or all of them will continue to be available to the Company to allow it to continue to remain in operation.

The Company has been unable to expand its product offering beyond the RS 3000 and RS 2000 irradiators due to financial, production, and/or technical constraints. Although the Company continues to pursue additional products and new technology, its resources are extremely limited and therefore actualizing new products is very difficult in the current circumstances.

The Company has recently raised prices on its RS 3000 and RS 2000 units in an effort to raise revenue and offset cost increases. The effect of these increases may have an unfavorable effect on unit sales, but the Company believes its products have competitive advantages that may mitigate any negative effect on overall sales. The Company continues to pursue capital and has had discussions with sources but has not reached any commitments for any significant infusion. With its limited resources and existing product base, the Company anticipates that it will require capital to sustain operations and pursue growth through the addition of foreign markets and/or new products.

In consideration of the above, the Company's independent auditors have issued a going concern opinion since these issues raise substantial doubt as to the Company's ability to continue as a going concern (See page F-1).


Results of Operations

Year ended September 30, 2002 compared to September 30, 2001:
-------------------------------------------------------------

Revenues increased slightly to $1,593,052 from $1,588,970 but cost of sales increased 9.8% from $924,958 to $1,016,041 as a result of an increase in total customer service costs for installed units in the field and materials costs of unit production. These increases resulted in a reduction in the Company's gross margin from 41.8% to 36.2%. The Company recently enacted a price increase for its products as a means of improving its gross margin. However, the Company is reliant on its vendors and it may not be able to offset price increases of its materials with price increases passed on to its customers.

Selling, general and administrative expenses increased $35,121 or 5.0%. This increase is primarily the result of an increase in professional fees for business planning and consulting, investment banking, and legal services related to the Company's efforts to maintain growth through internal development and/or acquisitions. During the year ended September 30, 2002, the Company discontinued its pursuit of an acquisition and this is expected to result in a reduction in the above noted professional fees in 2003.

Research and development declined $20,786 due to the Company limiting its ongoing projects as a result of the Company's capital constraints. The Company expects to continue its research and development but is substantially restricted due to its capital position. The Company, however, believes it must continue to invest in research and development to add products to its revenue base and innovate existing products in order to grow and reach profitability.

Interest expense increased $16,633 due to an increase in the average outstanding balance of interest bearing debt. This was caused by the conversion of accounts payable to interest bearing notes payable at the beginning of the year.

Year ended September 30, 2001 compared to September 30, 2000:
-------------------------------------------------------------

Revenues increased by 146% to $1,588,970 primarily as the result of increased unit sales. Both the RS 3000 Blood Irradiator and the RS 2000 Biological Irradiator showed increased unit sales during the year. Cost of Sales increased by 135% and the Company experienced a slight improvement in its gross margin to 41% from 39% attributed to a slight product price increase during 2001.

The Company's Selling, General and Administrative expenses increased 80% or $317,916. Approximately $244,000 of this is attributed to an increase in payroll and support costs related to the addition of personnel to support a larger operation based on increased sales, product offerings, and service requirements. Additionally, sales commissions increased as a result of higher sales by approximately $38,000 and office rent also rose approximately $23,000.

Research and Development expenses increased by $62,290. During 2001, the Company developed the RS 1000 Imaging system and a high volume option for its RS 3000 Blood Irradiator. The increase in Research and Development is attributed primarily to costs for outside services and materials related to these two items. The effect on revenue from the RS 1000 is not expected to be felt until the second quarter of the Company's 2002 fiscal year and the high-volume option RS 3000 has already been sold during the first quarter of the Company's 2002 fiscal year. The Company expects R&D to be ongoing, limited to capital availability and the expected imminence of positive impact on revenues. The Company must continue to invest in R&D to add products to its revenue base in order to maintain growth and gain profitability.

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

The Company primarily competes with a number of very large and well capitalized competitors. Although the Company has successfully sold its products to potential customers of the competitors, and the Company is confident of its products' competitive advantages, there can be no assurance that these competitors or others will not undertake steps to undermine the Company's sales efforts or the Company's further penetration of the market through price discounts, product enhancements, rebates or similar methods which could drastically reduce or eliminate the sale of the Company's products. Because of its competitors greater resources, the Company's marketing efforts may be far less successful in comparison to its competitors'. The Company's competitors have the resources and funding to advertise and promote their products that the Company cannot match.

Although management anticipates an ongoing market for the use of radiation for blood and blood products as well as for research purposes, there can be no assurances that other breakthroughs, otherwise competitive technology, or blood treatment may not be developed which would make the Company's products less attractive or even obsolete. This could have a detrimental effect because these are the only products of the Company.

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

The Company's founder, Mr. Kirk is primarily responsible for the Company's existing products, performance and technical characteristics. The Company expects that additional products will be designed, developed, and/or produced primarily in concert with Mr. Kirk. Therefore, any loss of Mr. Kirk's services for any reason will have a significantly unfavorable effect on the Company. The Company holds a $1.0 million key-man insurance policy on Mr. Kirk.

The Company has experienced substantial fluctuations in its annual and quarterly operating results, and such fluctuations may continue in future periods. The Company's operating results are affected by a number of factors, many of which are beyond the Company's control. Factors contributing to fluctuations in the Company's operating results include unforeseen design or manufacturing delays, the inability to pass on cost overruns, the timing of expenditures in anticipation of increased sales, and customer product delivery requirements. In addition, the amount and timing of orders placed by customers may vary due to a number of factors, including budget timing and impact, changes in strategy, and variation in product demand attributable to, among other things, competitive factors, and general economic conditions. Any one of these factors, or a combination thereof, could adversely affect the Company's annual and quarterly results of operations.

The Company's customers generally require short delivery cycles, and a substantial portion of the Company's backlog is typically scheduled for delivery within 90 days. Quarterly sales and operating results therefore depend in large part on the volume and timing of orders received during or immediately prior to the quarter and are difficult to forecast in advance. The short lead-time for the Company's backlog also affects its ability to accurately project production and inventory levels. In addition, a significant portion of the Company's operating expenses is relatively fixed in nature and planned expenditures are based in part on anticipated orders. Any inability to adjust spending quickly enough to compensate for any revenue shortfall may magnify the adverse impact of such revenue shortfall on the Company's results of operations.

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

The level and timing of orders placed by customers vary due to the customers' attempts to balance their cash flow, changes in customers' strategies, and variations in demand for the customers' products. Due in part to these factors, most of the Company's customers do not commit to firm orders for more than several weeks in advance of requirements. The Company's inability to forecast the level of customer orders with certainty makes it difficult to schedule production and optimize utilization of its integrators, capacity. In the past, the Company has been required to incur other marginal expenses in order to meet the anticipated demands of its customers. From time to time, anticipated orders from some of the Company's customers have failed to materialize and delivery schedules have been deferred as a result of changes in a customer's business needs, both of which have adversely affected the Company's operating results. On other occasions, customers have required rapid increases in production that have placed an excessive burden on the Company's resources. There can be no assurance that the Company will not experience similar fluctuations in customer demand in the future.

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

The Company has a deficit and has been unable to raise capital sufficient to have positive equity. Although the Company has been capable of operating with a net stockholders' deficit, its ability to maintain its operations and raise revenues through introduction of new products and entrance into additional markets will be dependent on additional capital and a positive stockholder's equity position. Without additional capital, the Company's ability to satisfy existing vendors, add products, and enter other markets will be adversely affected, which will limit the ability of the Company to maintain operations, grow revenues and attain profitability.

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

Randol Kirk, 54. Mr. Randol Kirk is the founder of Rad Source and has served as President and Chief Executive Officer of the Company since December 1998. Mr. Kirk received his Bachelor of Arts from the University of Iowa and a Masters in Business Administration from DePaul University. Mr. Kirk's professional career as an entrepreneur in the healthcare and diagnostic imaging field has spanned over twenty-five (25) years. Prior to founding Rad Source, Mr. Kirk was the co-founder and President of Epsilon Medical Corporation ("Epsilon") from 1991 to 1995. Epsilon was a company that provided diagnostic evaluations for stroke patients in skilled nursing facilities and used equipment designed by Mr. Kirk. He sold the company to Integrated Health Services in 1995. In 1996 Mr. Kirk founded Rad Source, Inc. to develop and sell safer, non-regulated radiation application x-ray equipment as an alternative to nuclear equipment. From 1996 to 1999, Mr. Kirk's efforts were directed toward capital raising activities and developing the Company's RS 2000 and RS 3000 irradiators.

William Hartman, 42. Mr. Hartman has been a Director of the Company since March 1999, and has been Executive Vice-President and Chief Financial Officer since August 2000. Mr. Hartman has been employed by the Company since April 2000 to provide strategic and financial consulting services. Previous thereto, he has provided similar services to the Company and others, including services related to business combinations, corporate finance, and business planning. From August 1998 to May 1999, Mr. Hartman was a senior manager for Neff Corporation, an NYSE listed industrial equipment sales and leasing company, where he performed corporate reporting, planning and financial analysis functions. From October 1996 to June 1998, Mr. Hartman served as a financial advisor to a holding company for aviation investments, and from April 1998 to June 1998 served as CEO of an affiliated U.S. Part 121 freight airline. Mr. Hartman is a CPA and holds a BS in Accounting from Miami University as well as MBA and MAcc degrees from Miami University. He began his career in 1984 with Price Waterhouse.

Richard Adams, 56. Mr. Adams has served as a Director of the Company since December 24, 1998. Mr. Adams also performs marketing services for the Company. He holds a B.A. from Michigan State University. Mr. Adams has had a long and distinguished career in management in the healthcare and medical field, during which, he co-founded Epsilon Medical Corporation with Mr. Kirk in 1991, as well as aided in the development of the (D.I.A.) Scan Portable Fluoroscopy Unit. From 1978 to the present, Mr. Adams was the owner and President of LifeCare Imaging International, Ltd, a fifteen (15) year old manufacturer of mobile medical suites.

Adrian Kesala, 58. Mr. Kesala has been a director of the Company since December 24, 1998. Mr. Kesala served as the Senior Staff Radiologist at the Columbus-Cuneo-Cabrini Medical Center in Chicago, Illinois from 1978 to 1985. He also worked as an Assistant professor of Radiology at Northwestern University in Chicago, Illinois from 1978 to 1990, and as the Director of Radiology at Swedish Covenant Hospital in Chicago, Illinois from 1985 to 19,90. Presently, Mr. Kesala is in the active practice of radiology at Resurrection Medical Center, Chicago, Illinois, where he has been since 1991.

Robert Munson, 60. Robert Munson has served as a Director and provided marketing services for the Company since December 24, 1998. Mr. Munson began his career with Medical Supply Company ("MSCII) of Florida in 1965, where he rose to vice President and eventually partner. After the sale of MSC, he was Vice President of Sales and Marketing for Medical Resources International, which manufactured and distributed medical gloves, from 1988 to 1991.

Item 10. Executive Compensation

The following tables and notes present, for the three fiscal years ended September 30, 2002, the compensation paid by the Company to the Company's executive officers.

Summary Compensation Table

                                                          Restricted        Securities
                                                            Stock           Underlying
Name and Principal Position      Year      Salary($)       Award(s)       Optons/SARs(#)
---------------------------      ----      ---------      ----------      --------------

Randol Kirk                      2002       109,600
President and CEO                2001       120,000                          90,000(1)
                                 2000       105,000

William Hartman,                 2002       101,200
Exec VP and CFO                  2001       108,000                          75,000(1)
                                 2000        54,000


(1) These options are vested and exercisable by the holder until December 1, 2003 at an exercise price of $0.13.

Options/SAR Grants in Last Fiscal Year:

         There were no options to purchase stock granted during the fiscal year ended September, 2002 to any person named in the Summary Compensation Table.

         The following table sets forth information as to the exercise of options to purchase shares of common stock during the fiscal year ended September 30, 2002 by each person named in the summary compensation table and the unexercised options held as of the end of the 2002 fiscal year.


               Aggregated Option/SAR Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values

                                                     Number of Securities            Value of Unexercised
                                                    Underlying Unexercised               In-the-Money
                                                     Options at FY End(#)            Options at FY End($)
                     Shares
                   Acquired on       Value
Name               Exercise(#)    Realized($)    Exercisable    Unexercisable    Exercisable    Unexercisable
----               -----------    -----------    -----------    -------------    -----------    -------------

Randol Kirk                                        90,000                             0               0

William Hartman      300,000        $16,000        75,000                             0               0

2000 Stock Option Plan

         On November 6, 2000, the board of directors adopted the 2000 Stock Option Plan. The plan made available 2,400,000 common stock purchase options for our employees, officers, directors and consultants.

         Options issued under the plan may qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended.

         As of December 31, 2002 we have issued 630,000 options under the 2000 Stock Option Plan.

Additional Stock Options

         No additional options were granted to officers or directors during fiscal 2002.

Item 11. Security Ownership of Certain Beneficial owners and Management

The table below sets forth information with respect to the beneficial ownership of the common stock by (a) each person known by us to be the beneficial owner of five percent or more of the outstanding common stock, and (b) all executive officers and directors both individually and as a group, as of December 31, 2002. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power over such shares.

Security Ownership of Certain Beneficial Owners:

                                                   Number of
                                                   Shares          Percentage
                    Name and Address of            Beneficially    Ownership of
Title of Class      Beneficial Owner               Owned           Class
--------------      -------------------            ------------    ------------

Common Stock        Richard Adams (1)                  505,002         5.48%
                    20283 State Rd. 7, Ste. 107
                    Boca Raton, FL 33498

Common Stock        William Hartman (2)              1,029,999        11.12%
                    20283 State Rd. 7, Ste. 107
                    Boca Raton, FL 33498

Common Stock        Adrian Kesala (1)                  863,334         9.37%
                    20283 State Rd. 7, Ste. 107
                    Boca Raton, FL 33498

Common Stock        Randol Kirk (3)                  1,833,354        19.77%
                    20283 State Rd. 7, Ste. 107
                    Boca Raton, FL 33498

Common Stock        Robert Munson (1)                  540,288         5.86%
                    20283 State Rd. 7, Ste. 107
                    Boca Raton, FL 33498

Security Ownership of Management:

                                                   Number of
                                                   Shares          Percentage
                    Name and Address of            Beneficially    Ownership of
Title of Class      Beneficial Owner               Owned           Class
--------------      -------------------            ------------    ------------

Common Stock        Richard Adams (1)                  505,002         5.48%
                    20283 State Rd. 7, Ste. 107
                    Boca Raton, FL 33498

Common Stock        William Hartman (2)              1,029,999        11.12%
                    20283 State Rd. 7, Ste. 107
                    Boca Raton, FL 33498

Common Stock        Adrian Kesala (1)                  863,334         9.37%
                    20283 State Rd. 7, Ste. 107
                    Boca Raton, FL 33498

Common Stock        Randol Kirk (3)                  1,833,354        19.77%
                    20283 State Rd. 7, Ste. 107
                    Boca Raton, FL 33498

Common Stock        Robert Munson (1)                  540,288         5.86%
                    20283 State Rd. 7, Ste. 107
                    Boca Raton, FL 33498

All officers and directors as a group                4,771,977        50.55%

   (1) Includes 30,000 options immediately exercisable at an exercise price of $0.13 expiring December 1, 2003.
   (2) Includes 75,000 options immediately exercisable at an exercise price of $0.13 expiring December 1, 2003.
   (3) Includes 90,000 options immediately exercisable at an exercise price of $0.13 expiring December 1, 2003.

Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent (10%) of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in their ownership of common stock and other equity securities of Rad Source Technologies, Inc. Officers, directors and greater than ten percent (10%) stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file.

         To our knowledge, based solely on a review of the copies of such reports furnished to us during the fiscal year ended September 30, 2002, all
Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners were completed and timely filed.

Change in Control

There are no arrangements, which may result in a change in control of the Company.


Item 12. Certain Relationships and Related Transactions

One of the Company's vendors, Livingston Products, Inc. is the owner of approximately 250,000 shares of the Company's common stock. As of September 30, 2002, the Company had accounts payable and notes payable balances to Livingston Products, Inc. totaling approximately $82,000.

Item 13. Exhibits and Reports on Form 8-K

(a) EXHIBIT INDEX

Exhibit Description

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

99.1     Certification

(b) Reports on Form 8K

         None


Item 14. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures which, by their nature, can provide only reasonable assurance regarding management's control objectives.

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the foregoing, the Company's Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiary) required to be included in the Company's Exchange Act reports. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RAD SOURCE TECHNOLOGIES INC.



Dated:   January 10, 2003             /s/ RANDOL KIRK
         ----------------             ------------------------------------------
                                      Randol Kirk, Chief Executive officer



Dated:   January 10, 2003             /s/ WILLIAM HARTMAN
         ----------------             ------------------------------------------
                                      William Hartman, Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Dated:   January 10, 2003             /s/ RANDOL KIRK
                                      ------------------------------------------
                                      Randol Kirk, Director,
                                      Principal Executive Officer


Dated:   January 10, 2003             /s/ WILLIAM HARTMAN
                                      ------------------------------------------
                                      William Hartman, Director,
                                      Principal Financial and Accounting Officer


Dated:   January 10, 2003             /s/ ROBERT MUNSON
                                      ------------------------------------------
                                      Robert Munson, Director

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302
                             -----------------------

     The undersigned Chief Executive Officer of Rad Source Technologies, Inc. hereby certifies that:

          1.   he has reviewed the report;

          2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

          3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

          4.   he and the other certifying officers:

               a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

               b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

               c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

               d. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

          5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

          6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



               /s/ RANDOL KIRK                                   January 8, 2003
               ------------------------------------
               Randol Kirk, Chief Executive Officer

                          FORM OF OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302
                             -----------------------

     The undersigned Chief Financial Officer of Rad Source Technologies, Inc. hereby certifies that:

          1.   he has reviewed the report;

          2. based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

          3. based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

          4.   he and the other certifying officers:

               a. are responsible for establishing and maintaining "disclosure controls and procedures" (a newly-defined term reflecting the concept of controls and procedures related to disclosure embodied in Section 302(a)(4) of the Act) for the issuer;

               b. have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which the periodic report is being prepared;

               c. have evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report; and

               d. have presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date;

          5. he and the other certifying officers have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls regarding financial reporting) which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

          6. he and the other certifying officers have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



               /s/ WILLIAM HARTMAN                               January 8, 2003
               ----------------------------------------
               William Hartman, Chief Financial Officer

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS



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

Consolidated Statements of Cash Flows                                       F-5

Notes to Consolidated Financial Statements                                  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Rad Source Technologies, Inc. and subsidiary

We have audited the consolidated balance sheet of Rad Source Technologies, Inc. and subsidiary, as of September 30, 2002, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the years ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rad Source Technologies, Inc. and subsidiary, as of September 30, 2002, and the results of their operations and cash flows for the years ended September 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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


                                       Sweeney, Gates & Co.


December 13, 2002
Fort Lauderdale, Florida

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002


ASSETS

Current assets:
   Cash and cash equivalents                                        $     2,046
   Accounts receivable                                                      720
   Inventories                                                          167,083
   Prepaid expenses                                                       6,476
                                                                    -----------

      Total current assets                                              176,325

Property and equipment, less accumulated
   depreciation of $10,350                                                7,594

Other assets                                                              6,211
                                                                    -----------

                                                                    $   190,130
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Note payable                                                     $    74,874
   Note payable - stockholders                                           88,513
   Accounts payable                                                     374,170
   Accrued expenses                                                      89,612
   Accounts payable - stockholders                                       16,876
   Unearned revenue                                                      53,708
                                                                    -----------

      Total current liabilities                                         697,753
                                                                    -----------

Stockholders' deficit:
   Common stock, par value $.001; 150,000,000 shares authorized;
      9,064,397 issued and outstanding                                    9,064
   Additional paid-in capital                                         4,628,069
   Accumulated deficit                                               (5,144,756)
                                                                    -----------

      Total stockholders' deficit                                      (507,623)
                                                                    -----------

                                                                    $   190,130
                                                                    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                       2002             2001
                                                   -----------      -----------

Sales                                              $ 1,593,052      $ 1,588,970
Cost of sales                                        1,016,041          924,958
                                                   -----------      -----------

   Gross profit                                        577,011          664,012
                                                   -----------      -----------

Expenses:
   Selling, general and administrative                 742,565          707,444
   Research and development                             71,636           92,422
                                                   -----------      -----------

      Total expenses                                   814,201          799,866
                                                   -----------      -----------

Loss from operations                                  (237,190)        (135,854)
                                                   -----------      -----------

Other income (expense):
   Interest expense                                    (18,531)          (1,898)
                                                   -----------      -----------

      Total other income (expense)                     (18,531)          (1,898)
                                                   -----------      -----------

Net loss                                           $  (255,721)     $  (137,752)
                                                   ===========      ===========

Loss per share - basic and diluted                 $     (0.03)     $     (0.02)
                                                   ===========      ===========

Weighted average shares outstanding                  8,662,338        7,568,330
                                                   ===========      ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                             FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                            Common stock         Additional
                                     -------------------------     paid-in     Accumulated
                                        Shares        Amount       capital       deficit        Total
                                     -----------   -----------   -----------   -----------   -----------

Balance, October 1, 2000               7,230,111   $     7,230   $ 4,409,832   $(4,751,283)  $  (334,221)

Sale of common stock                     405,000           405        49,595            --        50,000

Stock options issued for services             --            --        14,606            --        14,606

Common stock issued for services         150,000           150         7,350            --         7,500

Net loss                                      --            --            --      (137,752)     (137,752)
                                     -----------   -----------   -----------   -----------   -----------

Balance, September 30, 2001            7,785,111         7,785     4,481,383    (4,889,035)     (399,867)

Sale of common stock                     100,000           100        14,900            --        15,000

Exercise of stock options                764,286           764        50,736            --        51,500

Common stock issued for services         415,000           415        49,050            --        49,465

Stock warrants issued for services            --            --        20,474            --        20,474

Stock options issued for services             --            --        11,526            --        11,526

Net loss                                      --            --            --      (255,721)     (255,721)
                                     -----------   -----------   -----------   -----------   -----------

Balance, September 30, 2002            9,064,397   $     9,064   $ 4,628,069   $(5,144,756)  $  (507,623)
                                     ===========   ===========   ===========   ===========   ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                        2002         2001
                                                                     ---------    ---------

Cash flows from operating activities:
  Net loss                                                           $(255,721)   $(137,752)
  Depreciation                                                           4,705        4,561
  Issuance of stock, stock options and stock warrants for services      81,465       22,106
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Change in assets and liabilities:
    Decrease (increase) in:
      Accounts receivable                                               23,280       35,246
      Advances to stockholder                                               --      (10,256)
      Prepaid expenses                                                  44,103      (35,011)
      Inventories                                                      (28,444)    (105,725)
      Other assets                                                          --       (3,781)
    Increase (decrease) in:
      Accounts payable                                                  59,505       55,547
      Payable to related party                                        (105,930)      50,136
      Accrued expenses                                                 (21,620)      (2,914)
      Unearned revenue                                                  37,768       15,940
      Customer deposits                                                (22,000)      22,000
                                                                     ---------    ---------

        Net cash used by operating activities                         (182,889)     (89,903)
                                                                     ---------    ---------

Cash flows from investing activities:
      Purchase of property and equipment                                    --      (10,569)
                                                                     ---------    ---------

        Net cash used by investing activities                        $      --    $ (10,569)
                                                                     ---------    ---------



(Continued)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE YEARS ENDED SEPTEMBER 30, 2002 AND 2001


                                                                        2002         2001
                                                                     ---------    ---------

Cash flows from financing activities:
      Sale of common stock                                           $  15,000    $  50,000
      Exercise of stock options                                         51,500           --
      Proceeds from note payable                                       160,000           --
      Payments on note payable                                         (95,126)          --
      Proceeds from note payable to related party                      121,500       20,000
      Payments on note payable to related party                        (84,787)      (5,000)
                                                                     ---------    ---------

        Net cash provided by financing activities                      168,087       65,000
                                                                     ---------    ---------

        Net decrease in cash                                           (14,802)     (35,472)

Cash, beginning of period                                               16,848       52,320
                                                                     ---------    ---------

Cash, end of period                                                  $   2,046    $  16,848
                                                                     =========    =========

Supplementary disclosure of cash flow information:
  Cash paid for interest                                             $  16,615    $      --
                                                                     =========    =========

  Income taxes paid during the year                                  $      --    $      --
                                                                     =========    =========

Schedule of non-cash investing and financing activities:
                                                                     =========    =========
  Issuance of stock, stock options and stock warrants for services   $  81,465    $  22,106
                                                                     =========    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       THE COMPANY AND BASIS OF PRESENTATION

Rad Source Technologies, Inc. was incorporated in the State of Florida on July 2, 1990. Its wholly-owned subsidiary Rad Source, Inc., is inactive.

The primary business of the Company is developing, producing and selling non-radioactive irradiation products in the United States.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation - The consolidated financial statements include the accounts of the Company and Rad Source, Inc. All intercompany accounts and transactions have been eliminated.

Cash and cash equivalents - The Company considers all unrestricted deposits and highly liquid investments, readily convertible to known amounts, with an original maturity of three months or less, to be cash equivalents.

Accounts receivable - The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If an amount becomes uncollectible, an expense is charged to operations.

Inventories - Inventories are valued at the lower of cost or market and consist of component parts held by subcontractors.

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

Impairment of long-lived assets - The Company evaluates the recoverability of its property and equipment and other assets in accordance with Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such assets relate. SFAS 144 excludes goodwill and intangible assets. When an asset exceeds its expected operating cash flow, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 with early application encouraged. The Company adopted the statement for the year ending September 30, 2001. No impairments were recognized during the years ended September 30, 2002 and 2001.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Unearned revenue - If a customer purchases an additional year of warranty, the amount is recorded as unearned revenue, which is amortized ratably over 12 months.

Revenue recognition - Revenue is recognized when the product is shipped, title and risk transfers to the customer and collection of the resulting receivable is reasonably assured.

Cost of sales - The Company purchases the components and subcontracts the integration and assembly of its products. Cost of sales includes materials, supplies, assembly, freight and warranty expense.

Advertising costs - Advertising costs are charged to operations as incurred. Advertising expense for the years ended September 30, 2002 and 2001 was $8,098 and $18,108, respectively.

Research and development expenses - Research and development expenses are charged to operations as incurred.

Income taxes - The Company accounts for income taxes on the asset and liability approach. Deferred income tax assets and liabilities are computed for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of a deferred tax asset will not be recognized. Income tax expense or benefit is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Earnings per share - Basic earnings per share is computed by dividing income
(loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or resulted in the issuance of common stock. Options and warrants totaling 910,000 and 2,310,000 for the years ended September 30, 2002 and 2001, respectively, were not included in the computation of net loss per share because the effect of inclusion would be anti-dilutive. All prior period earnings per share data has been restated to reflect a 3-for-1 stock split declared on October 1, 2001 (Note 6).

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimated.

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which establishes standards for financial accounting and reporting for intangible assets acquired individually or with a group of other assets and for the reporting of goodwill and other intangible assets acquired in a business acquisition subsequent to initial accounting under SFAS 142. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets" and related interpretations. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 for its fiscal year commencing October 1, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, " Accounting for Asset Retirement Obligations" ("SFAS No. 143") which establishes standards of accounting for asset retirement obligations arising from the acquisition, construction, or development and/or the normal operation of a long-lived asset. SFAS is effective for fiscal years beginning after June 15, 2002.

In April of 2002, Statement of Financial Accounting Standards No. 145 ("SFAS 145") was issued, which rescinded SFAS Statements No. 4, 44 and 64, amended No. 13 and contained technical corrections. As a result of SFAS 145, gains and losses from extinguishments of debt will be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30, that they are unusual and infrequent and not part of an entity's recurring operations. The Company will adopt SFAS 145 on October 1, 2002.

In June of 2002, Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities" was issued to address these costs and to replace Emerging Issues Task Force Issue No. 94-3. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt SFAS 146 on October 1, 2002.

The Company does not believe that adoption of the Financial Accounting Standards Board pronouncements described above will have a material efect on its consolidated financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.       UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. While undertaking the above, the Company must continue to operate on cash flow generated from operations and loans from officers and stockholders, if necessary. The Company generated losses of $255,721 and $137,752 during 2002 and 2001, respectively, and has a net deficiency in equity of $507,623 and a net working capital deficiency of $521,428 as of September 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to create additional revenue opportunities by adding products and increase sales of its existing product line in an effort to generate positive cash flow. Additionally, the Company must raise equity either directly or through the conversion of existing debt, and must continue to rely on vendors and service providers and management for periodic payment deferrals and cost reductions to improve liquidity and sustain operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.       RELATED PARTY TRANSACTIONS

At September 30, 2002 various directors and stockholders loaned the Company $88,513 through unsecured demand notes bearing interest between 9% and 10% per annum.

At September 30, 2002 the Company owed officers and stockholders $16,876, which is included in accounts payable - stockholders.

5.        NOTES PAYABLE

Notes payable at September 30, 2002 consisted of the following:

         Unsecured note payable to supplier, payable in equal
           monthly installments of $8,634 plus interest on the
           unpaid balance at 9%. The note will mature in May
           2003.                                                       $  74,874
                                                                       =========


During the years ended September 30, 2002 and 2001, interest expense was $19,251 and $2,883, respectively.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


6.       ACCRUED EXPENSES

Accrued expenses at September 30, 2002 consisted of the following:

                  Accrued salaries                $  36,560
                  Customer deposit                   19,980
                  Accrued interest                    9,662
                  Warranty reserve                   16,410
                  Miscellaneous accruals              7,000
                                                  ---------

                                                  $  89,612
                                                  =========

7.        COMMON STOCK

On October 1, 2001, the Company authorized a three for one stock split of the common stock. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

On November 9, 2000, the Company sold 405,000 shares of restricted common stock to an individual for $50,000.

On September 17, 2001, the Company issued 150,000 shares of common stock to an investment banking firm for services. The Company recorded the shares at the market value of $.05 per share or $7,500.

On October 5, 2001, the Company issued 400,000 shares of common stock to a corporate image and growth consulting firm to provide services to the Company over a nine-month period. The Company recorded the shares at the market value of $.12 per share or $46,600.

On January 10, 2002, the Company issued 15,000 shares of restricted common stock to an individual as payment for professional legal services. The Company recorded the shares at the market value of $.19 per share or $2,865.

On February 12, 2002, 600,000 shares of restricted common stock were issued to an officer and member of the board of directors upon conversion of stock options and for a total conversion price of $40,000.

On March 29, 2002, the Company sold 100,000 shares of restricted common stock to an individual for $15,000.

On June 30, 2002, 164,286 shares of restricted common stock were issued to a member of the board of directors upon conversion of stock options for a total conversion price of $11,500.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.       OPTIONS AND WARRANTS

The Company has a stock option plan under which employees and non-employee directors may be granted options to purchase shares of the Company's common stock at the fair market value at the date of grant. Options vest immediately and expire in three years from the date of grant.

The following table summarizes stock options at September 30, 2002:

                      Outstanding Stock Options              Exercisable Stock Options
                      -------------------------              -------------------------

                               Weighted                              Weighted
                               average      Weighted                 average      Weighted-
                              remaining     Average                 remaining      average
     Exercise                contractual    Exercise               contractual    exercise
   price range    Shares        life         Price      Shares        life         price
   -----------    ------     -----------    --------    ------     -----------    ---------

    $   0.13      480,000       1.17        $   0.13    510,000       1.17        $   0.13

    $   0.08      150,000       2.75        $   0.08    150,000       2.75        $   0.08

The following table summarizes stock option activity for the year ended September 30:

                                                   2002                         2001
                                                   ----                         ----

                                                        Weighted                      Weighted
                                                         average                      average
                                                        exercise                     exercise
                                           Shares         price                        price
                                         ---------      --------                     --------

   Outstanding at beginning of year      2,310,000      $   0.09      1,800,000      $   0.07
   Granted                                 150,000          0.08        510,000          0.13
   Exercised                              (764,286)         0.07             --            --
   Expired                              (1,065,714)         0.07             --            --
                                         ---------                    ---------

   Outstanding at end of year              630,000      $   0.12      2,310,000      $   0.09
                                         =========                    =========

   Exercisable at end of year              630,000      $   0.12      2,310,000      $   0.09
                                         =========                    =========

   Weighted average fair value of
     options granted during the year                    $   0.08                     $   0.13
                                                        ========                     ========

The Company has adopted SFAS No. 123, "Accounting for Stock Based Compensation." As permitted by SFAS No. 123, the Company chose to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations for stock options issued to employees. Accordingly, no compensation cost was recognized for options granted to employees.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY,
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.       OPTIONS AND WARRANTS (continued)

As required by SFAS 123, pro forma disclosures regarding net income and earnings per share must be computed as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 2002 and 2001.

                                      For the year ended      For the year ended
                                      September 30, 2002      September 30, 2001
                                      ------------------      ------------------


         Risk free interest rate             5.00%                   6.42%
         Expected lives                         3                       3
         Expected volatility                 1.35                    1.35
         Expected dividend yield               --                      --

The Company's pro forma information under SFAS 123 for the years ended September 30, 2002 and 2001 were as follows:

                                                 2002                        2001
                                                 ----                        ----
                                           As            Pro           As            Pro
                                        reported        forma       reported        forma
                                       ----------    ----------    ----------    ----------

         Net loss                      $ (255,721)   $ (255,721)   $ (137,752)   $ (182,630)
                                       ==========    ==========    ==========    ==========
         Net loss per share - basic
         and diluted                   $    (0.03)   $    (0.03)   $    (0.02)   $    (0.02)
                                       ==========    ==========    ==========    ==========

In 2002, the Company issued 150,000 three year options (see below) and charged operations during the same period. Therefore, the "as reported" and "pro-forma" amounts are the same.

Other options and warrants issued

During the years ended September 30, 2002 and 2001, the Company granted options and warrants to consultants. The Company charged to expense the fair value of the instruments granted using the Black-Scholes option model.

On December 1, 2000, the Company issued 150,000 three-year stock options at an exercise price of $.13 to consultants. The Company recorded a charge of $14,606.

On October 5, 2001, the Company issued 100,000 warrants to a corporate image and growth consulting firm to provide related services to the Company over a nine-month period. The warrants contain a five-year term and an exercise price of $.50 per share. The Company recorded an expense of $8,999.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY,
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


8.       OPTIONS AND WARRANTS (continued)

Also, on October 5, 2001, the Company issued five-year warrants for the purchase of 150,000 shares of the Company's common stock at an exercise price of $1.50 per share. These warrants were issued for business planning and capital acquisition consulting services. The Company recorded a charge of $11,475.

On June 30, 2002, the Company issued 150,000 three-year stock options at an exercise price of $.10 to an individual in exchange for assistance in technology development. The Company recorded a charge of $11,526.

9.        INCOME TAXES

The Company had available at September 30, 2002, a net operating loss carryforward for federal and state tax purposes of approximately $5,100,000 that could be applied against taxable income in subsequent years through September 30, 2022. The tax effect of the net operating loss is approximately $1,919,000, and a full valuation allowance has been recorded since realization is uncertain.

There were no significant differences for book and tax reporting purposes during the years ended September 30, 2002 and 2001. Components of the Company's deferred income taxes were as follows at September 30:

                                                             2002           2001
                                                             ----           ----

         Net operating loss carryforward                 $ 5,100,000    $ 4,880,000
                                                         ===========    ===========

         Net deferred tax asset                            1,919,000      1,836,000
         Less valuation allowance                         (1,919,000)    (1,836,000)
                                                         -----------    -----------

         Net deferred tax asset                          $        --    $        --
                                                         ===========    ===========


The net change in the valuation allowance for the years ended September 30, 2002 and 2001 was an increase of $83,000 and $49,000, respectively.

Reconciliation of the differences between income taxes computed at the federal and state statutory tax rates and the provision for income taxes for the years ended September 30, 2002 and 2001 was as follows:

                                                             2002           2001
                                                             ----           ----

         Income tax loss at federal statutory tax rate        (34.00)%       (34.00)%
         State taxes, net of federal benefit                   (3.63)%        (3.63)%
         Valuation allowance                                   37.63%         37.63%
                                                         -----------    -----------

         Provision for income taxes                               --%            --%
                                                         ===========    ===========

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY,
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


10.      COMMITMENTS AND CONTINGENCIES

The Company entered into a one-year lease for corporate office space, which expires on January 31, 2003. Rent expense for the year ended September 30, 2002 was $38,726. The minimum future lease payments for fiscal year 2003 is $12,000.