Form 10QSB
period 2002-12-31
RAD SOURCE TECHNOLOGIES INC
filed 2003-02-14
CIK 1079902

U.S. SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarter period ended December 31, 2002

                        Commission file number 000-27859

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


             20283 State Road 7, Ste. 107, Boca Raton, Florida 33498
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (561) 482-9330
                           ---------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of February 10, 2003 the Registrant had 9,184,397 shares of common stock, $.001 par value per share, outstanding.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

Part I.  Financial Information

     Item 1. Financial Statements (Unaudited)

         Consolidated Balance Sheet - December 31, 2002 ..................   3

         Consolidated Statements of Operations - Three Months
         Ended December 31, 2002 and 2001 ................................   4

         Condensed Consolidated Statements of Cash Flows - Three
         Months Ended December 31, 2002 and 2001 .........................   5

         Notes to Consolidated Financial Statements ......................   6

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations ..................................................   7

Part II. Other Information ...............................................   9

Signatures ...............................................................   9

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002
                                   (Unaudited)


ASSETS

Current assets:
   Cash and cash equivalents                                        $   102,233
   Accounts receivable                                                  133,941
   Inventories                                                          122,100
   Prepaid expenses                                                       4,364
                                                                    -----------

      Total current assets                                              362,638

Property and equipment, less accumulated
   depreciation of $11,526                                                6,418

Other assets                                                              6,211
                                                                    -----------

                                                                    $   375,267
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Note payable                                                     $    66,801
   Note payable - stockholders                                           76,524
   Accounts payable                                                     452,486
   Accrued expenses                                                     175,970
   Accounts payable - stockholders                                       29,876
   Unearned revenue                                                      50,100
                                                                    -----------

      Total current liabilities                                         851,757
                                                                    -----------

Stockholders' deficit:
   Common stock, par value $.001; 150,000,000 shares authorized;
      9,184,397 issued and outstanding                                    9,184
   Additional paid-in capital                                         4,637,949
   Accumulated deficit                                               (5,123,623)
                                                                    -----------

      Total stockholders' deficit                                      (476,490)
                                                                    -----------

                                                                    $   375,267
                                                                    ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (Unaudited)


                                                       2002             2001
                                                   -----------      -----------

Sales                                              $   613,884      $   488,016
Cost of sales                                          399,427          282,753
                                                   -----------      -----------

   Gross profit                                        214,457          205,263
                                                   -----------      -----------

Expenses:
   Selling, general and administrative                 161,911          229,592
   Research and development                             26,952            4,532
                                                   -----------      -----------

      Total expenses                                   188,863          234,124
                                                   -----------      -----------

Income (loss) from operations                           25,594          (28,861)
                                                   -----------      -----------

Other expense:
   Interest expense                                     (4,462)          (6,419)
                                                   -----------      -----------

      Total other expense                               (4,462)          (6,419)
                                                   -----------      -----------

Net income (loss)                                  $    21,132      $   (35,280)
                                                   ===========      ===========

Earnings per share - basic and diluted             $      0.00      $      0.00
                                                   ===========      ===========

Weighted average shares outstanding                  9,172,529        8,185,111
                                                   ===========      ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED DECEMBER 31,
                                   (Unaudited)


                                                            2002         2001
                                                         ---------    ---------

Cash flows from operating activities:
   Net income (loss)                                     $  21,132    $ (35,280)
   Depreciation                                              1,176        1,176
   Non-cash compensation                                    67,077
   Change in operating assets and liabilities               87,941       87,364
                                                         ---------    ---------

         Net cash provided by operating activities         110,249      120,337

Cash flows from investing activities                            --

Cash flows from financing activities                       (10,062)      80,119

         Net increase in cash                              100,187      200,456

Cash, beginning of period                                    2,046       16,848
                                                         ---------    ---------

Cash, end of period                                      $ 102,233    $ 217,304
                                                         =========    =========

Supplementary disclosure of cash flow information:
   Cash paid for interest                                $   1,540    $   5,189
                                                         =========    =========

   Income taxes paid during the year                     $      --    $      --
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

The results of operations for the three months ended December 31, 2002 are not necessarily indicative of the results to be expected for the year ended September 30, 2003.

The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended September 30, 2002 filed as part of the Company's Form 10-KSB.


NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

Revenue recognition

Revenue for the sale of new equipment is recognized upon shipment of the equipment to the customer. Revenue from service agreements is recorded ratably over the term of the service contracts or when the service is rendered, whichever is appropriate. Revenue from the trade-in of equipment is recorded based on the cash received for the new equipment plus the estimated value of the parts and components of the old equipment that can be reused based on the lower of cost or market.


NOTE 3 -  UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. While undertaking the above, the Company must continue to operate on cash flow generated from operations, loans and contributions from stockholders. The Company has experienced a history of net losses and as of December 31, 2002, has a stockholders' deficit of $476,490, and a net working capital deficiency of $489,119. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management's plans in regard to this matter are to create additional revenue opportunities by adding products and to increase sales of units of its existing product line in an effort to generate positive cash flow. Additionally, the Company must raise equity either directly or through the conversion of existing debt, and must continue to rely on vendors, service providers, and management for periodic payment deferrals and cost reductions to improve liquidity and sustain operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 4  ISSUANCE OF EQUITY INSTRUMENTS

In October, 2002, the Company sold 120,000 restricted shares of the Company's common stock to an individual in exchange for the sum of $10,000.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and consolidated results of operations should be read in conjunction with the financial statements and notes contained herein as well as our September 30, 2002 Form 10-KSB.

Statements which are not historical facts, including statements about our confidence and strategies and our expectations about new and existing products, technologies and opportunities, market and industry segment growth, demand and acceptance of new and existing products are forward-looking statements that involve risks and uncertainties. These include, but are not limited to, product demand and market acceptance risks, the impact of competitive products and pricing, component sourcing and supply for our products, the results of financing efforts, the effects of economic conditions and trade, legal, social, and economic risks, such as licensing, and, trade restrictions; and the results of our business plan. Such forward-looking statements are subject to risks and uncertainties. Consequently, our actual results could materially differ from those anticipated in these forward-looking statements.


Financial Condition

Our working capital deficit as of December 31, 2002 is $489,119. We have a history of losses resulting in a stockholders' deficit of $476,490 as of December 31, 2002. We must become profitable, raise additional equity, either directly or through the conversion of existing debt to equity, and must continue to rely on vendors and service providers for periodic payment deferrals and cost reductions, to improve liquidity and sustain our operations. Although some of these means have been used previously to sustain our operations, there can be no assurances any or all of them will continue to be available to us to allow us to continue to remain in operation.

We continue to pursue capital and have had discussions with sources but have not reached any commitments for any significant infusion. With our limited resources and existing product base, we anticipate that we will require capital to sustain operations and pursue growth through the addition of foreign markets and/or new products.

Results of Operations

Quarter Ended December 31, 2002 compared to December 31, 2001:

Revenues increased 26% to $613,884 due primarily to higher unit sales. Our gross margin declined to 35% from 42% in the prior comparative quarter primarily as the result of including certain customer trade-in transactions where a customer upgrades their existing unit in exchange for that unit plus cash. We record the sale based on the cash received plus an estimated salvage value of the equipment received. (See Note 2 to the financial statements contained herein).

Selling, general and administrative expenses decreased 29% to $161,911 due primarily to a reduction in professional fees related to business planning and consulting, investment banking, and legal services. During the year ended September 30, 2002, we discontinued the pursuit of an acquisition and this has contributed to the reduction in the professional fees.

Research and development expense increased primarily as the result of work being performed on a high output irradiation device prototype. We expect to continue research and development but are substantially restricted due to our existing capital position.

Interest expense decreased to $4,462 due to a decline in average interest bearing debt outstanding during the period.


Item 3.  Controls and Procedures

(a)      Evaluation of disclosure controls and procedures.

Within 90 days prior to this report, with the participation of management, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)      Changes in internal controls.

Subsequent to January 31, 2003 through the date of this filing of Form 10-QSB for the quarter ended December 31, 2002, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II  OTHER INFORMATION

Item 2   Changes in Securities

In October, 2002 the Company sold 120,000 shares of restricted common stock to an individual investor for $10,000. The securities issued in this transaction carry a restrictive legend relying upon the exemption provided in sections 4(2) of the Securities Act of 1933, as amended.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         99.1     Statement of Principal Executive Officer.
         99.2     Statement of Principal Financial Officer.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 2002.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Rad Source Technologies, Inc.


Dated: February 14, 2003            By: /s/ RANDOL KIRK
                                        ----------------------------------------
                                        Randol Kirk, Chief Executive Officer


Dated: February 14, 2003            By: /s/ WILLIAM HARTMAN
                                        ----------------------------------------
                                        William Hartman, Chief Financial Officer

                                  CERTIFICATION

I, Randol Kirk, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Rad Source Technologies, Inc, (the "Company");

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have;

               a. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

               b. Any fraud, whether or not material that involves management or other employees who have a significant role in the Company's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 14, 2003

/s/ RANDOL KIRK
----------------------------------------
Randol Kirk, Principal Executive Officer

                                  CERTIFICATION

I, William Hartman, certify that:

     1 I have reviewed this quarterly report on Form 10-QSB of Rad Source Technologies, Inc, (the "Company");

     2 Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4 I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have;

               a. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weakness in internal controls; and

               b. Any fraud, whether or not material that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 14, 2003


/s/ WILLIAM HARTMAN
---------------------------
William Hartman
Principal Financial Officer