Form 10QSB
period 2003-03-31
RAD SOURCE TECHNOLOGIES INC
filed 2003-05-15
CIK 1079902

U.S. SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   For the quarter period ended March 31, 2003

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of May 10, 2003 the Registrant had 9,184,397 shares of common stock, $.001 par value per share, outstanding.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER

Part I.  Financial Information

     Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet - March 31, 2003                         3

         Consolidated Statements of Operations - Three Months
         and Six Months Ended March 31, 2003 and 2002                        4

         Condensed Consolidated Statements of Cash Flows - Six
         Months Ended March 31, 2003 and 2002                                5

         Notes to Consolidated Financial Statements                          6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                     7

     Item 3.  Controls and Procedures                                        9

Part II.  Other Information                                                  9

Signatures                                                                  10

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)


ASSETS

Current assets:
     Cash and cash equivalents                                      $    39,009
     Accounts receivable                                                169,948
     Inventories                                                        184,539
     Prepaid expenses                                                     4,597
                                                                    -----------

        Total current assets                                            398,093

Property and equipment, less accumulated
     depreciation of $12,303                                              6,875

Other assets                                                              6,211
                                                                    -----------

                                                                    $   411,179
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Note payable                                                   $    25,519
     Note payable - stockholders                                         39,463
     Accounts payable                                                   553,503
     Accrued expenses                                                   192,270
     Accounts payable - stockholders                                     30,312
     Unearned revenue                                                    54,179
                                                                    -----------

        Total current liabilities                                       895,246
                                                                    -----------

Stockholders' deficit:
     Common stock, par value $.001; 150,000,000 shares authorized;
        9,184,397 issued and outstanding                                  9,184
     Additional paid-in capital                                       4,637,949
     Accumulated deficit                                             (5,131,200)
                                                                    -----------

        Total stockholders' deficit                                    (484,067)
                                                                    -----------

                                                                    $   411,179
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               Three months ended             Six months ended
                                                    March 31,                     March 31,
                                           --------------------------    --------------------------
                                               2003           2002           2003           2002
                                           -----------    -----------    -----------    -----------

Sales                                      $   402,301    $   457,840    $ 1,016,185    $   945,856
Cost of sales                                  224,092        270,937        623,518        553,690
                                           -----------    -----------    -----------    -----------

     Gross profit                              178,209        186,903        392,667        392,166
                                           -----------    -----------    -----------    -----------

Expenses:
     Selling, general and administrative       160,498        202,947        322,409        432,539
     Research and development                   22,540            726         49,493          5,258
                                           -----------    -----------    -----------    -----------

        Total expenses                         183,038        203,673        371,902        437,797
                                           -----------    -----------    -----------    -----------

Income (loss) from operations                   (4,829)       (16,770)        20,765        (45,631)
                                           -----------    -----------    -----------    -----------

Other expense:
     Interest expense                           (2,747)        (5,702)        (7,209)       (12,121)
                                           -----------    -----------    -----------    -----------

        Total other expense                     (2,747)        (5,702)        (7,209)       (12,121)
                                           -----------    -----------    -----------    -----------

Net income (loss)                          $    (7,576)   $   (22,472)   $    13,556    $   (57,752)
                                           ===========    ===========    ===========    ===========

Earnings per share - basic and diluted     $     (0.00)   $     (0.00)   $      0.00    $     (0.01)
                                           ===========    ===========    ===========    ===========

Weighted average shares outstanding          9,184,397      8,510,386      9,179,064      8,347,748
                                           ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    RAD SOURCE TECHNOLOGIES, INC. AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED MARCH 31,
                                     (Unaudited)


                                                                  2003         2002
                                                               ---------    ---------

Cash flows from operating activities:
  Net income (loss)                                           $  13,556    $ (57,752)
  Depreciation                                                    1,953        2,352
  Non-cash compensation                                              --       67,077
  Change in operating assets and liabilities                    111,093       89,488
                                                              ---------    ---------

        Net cash provided by operating activities               126,602      101,165

Cash flows from investing activities                             (1,234)          --

Cash flows from financing activities                            (88,405)     (58,994)
                                                              ---------    ---------

        Net increase in cash                                     36,963       42,171

Cash, beginning of period                                         2,046       16,848
                                                              ---------    ---------

Cash, end of period                                           $  39,009    $  59,019
                                                              =========    =========

Supplementary disclosure of cash flow information:
  Cash paid for interest                                      $   5,272    $  11,243
                                                              =========    =========

  Income taxes paid during the year                           $      --    $      --
                                                              =========    =========

Supplementary disclosure of non-cash financing activities:

    Conversion of accounts payable to notes payable           $      --    $ 160,000
                                                              =========    =========

    Conversion of accounts payable-stockholders to
      notes payable- stockholders                             $      --    $ 120,000
                                                              =========    =========

    Conversion of accounts payable stockholders and accrued
      expenses to equity                                      $      --    $  22,865
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

The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ended September 30, 2003.

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

NOTE 3 -  UNCERTAINTY - GOING CONCERN

The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining equity, increasing sales and achieving profitable operations. The Company has experienced a history of net losses, has a stockholders' deficit of $484,067, and a net working capital deficiency of $497,153. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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


Financial Condition
-------------------

Our working capital deficit as of March 31, 2003 is $497,153. We have a history of losses resulting in a stockholders' deficit of $484,067 as of March 31, 2003. Although we have improved our financial results over the prior year, we must sustain profitability, raise additional equity, either directly or through the conversion of existing debt to equity, and must continue to rely on vendors and service providers for periodic payment deferrals and cost reductions, to improve liquidity and sustain our operations. Although some of these means have been used previously to sustain our operations, there can be no assurances any or all of them will continue to be available to us to allow us to continue to remain in operation.

We have held discussions with third parties regarding funding transactions that would assist the Company in alleviating its liquidity position, but we have not reached any commitments for any significant funding. With our limited resources and existing product base, we anticipate that we will require capital to sustain operations and pursue growth through the addition of foreign markets and/or new products.

Results of Operations
---------------------

Second Quarter Ended March 31, 2003 Compared to the Second Quarter Ended March 31, 2002:

Revenues decreased 12% to $402,301 due to the sale of one less unit than in the prior comparative period. The sale of our products is primarily institutional and therefore subject to the vagaries of budget timing and approval. At the current sales levels, a change of one unit sale will have a material impact. Our gross margin increased to 44% from 41% primarily as the result of higher pricing of our products.

Selling, general and administrative expenses decreased $42,450, or 21%, to $160,498. Approximately $25,000 of this decrease is attributable to a reduction in professional fees related to business planning and consulting, investment banking, and legal services. During the year ended September 30, 2002, we discontinued the pursuit of an acquisition and this has contributed to the reduction in the professional fees. In addition, sales commissions declined approximately $15,000 as the result of lower sales.

Research and development expense increased $21,814 due to outside engineering and parts expenses for work being performed on a high output irradiation device prototype. We expect to continue research and development but are substantially restricted due to our existing capital position.

Interest expense decreased to $2,747 due to a decline in average interest bearing debt outstanding during the period.

First Six Months Ended March 31, 2003 Compared to the First Six Months Ended March 31, 2002:

Revenues increased 7% to $1,016,185 due primarily to an increase in the price of our products. Our gross margin declined to 39% from 41% in the prior comparative period primarily as the result of including certain customer trade-in transactions where a customer upgrades their existing unit in exchange for that unit plus cash. We record the sale based on the cash received plus an estimated value of the equipment received. (See Note 2 to the financial statements contained herein).

Selling, general and administrative expenses decreased $110,130, or 25%, to $322,409. Approximately $75,000 of this decrease is attributable to a reduction in professional fees related to business planning and consulting, investment banking, and legal services. During the year ended September 30, 2002, we discontinued the pursuit of an acquisition and this has contributed to the reduction in the professional fees. In addition, payroll declined by approximately $16,000 due to a reduction in employees. Sales commissions and travel also declined approximately $15,000.

Research and development expense increased $44,235 due to outside engineering, consulting, and parts expenses for work being performed on a high output irradiation device prototype. We expect to continue research and development but are substantially restricted due to our existing capital position.

Interest expense decreased to $7,209 due to a decline in average interest bearing debt outstanding during the period.

Item 3.  Controls and Procedures

(a)      Evaluation of disclosure controls and procedures.

Within 90 days prior to this report, with the participation of management, our principal executive officer and principal financial officer evaluated our disclosure controls and procedures. Based on this evaluation, the principal executive officer and principal financial officer concluded that the disclosure controls and procedures are effective in timely alerting him to material information required to be disclosed in our periodic reports filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)      Changes in internal controls.

Subsequent to January 31, 2003 through the date of this filing of Form 10-QSB for the quarter ended March 31, 2003, there have been no significant changes in our internal controls or in other factors that could significantly affect those controls, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

        99.1     Statement of Principal Executive Officer.
        99.2     Statement of Principal Financial Officer.

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Rad Source Technologies, Inc.

Dated:  May 15, 2003                By: /s/ RANDOL KIRK
                                        ----------------------------------------
                                        Randol Kirk, Chief Executive Officer

Dated:  May 15, 2003                By: /s/ WILLIAM HARTMAN
                                        ----------------------------------------
                                        William Hartman, Chief Financial Officer

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

May 15, 2003

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

May 15, 2003

/s/ WILLIAM HARTMAN
-----------------------------------
William Hartman
Principal Financial Officer